Form 10-K
period 1994-01-29
ECKERD CORP
filed 1994-03-31
CIK 31364

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1994
                                       OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         FOR THE TRANSITION PERIOD FROM               TO
                         COMMISSION FILE NUMBER 1-4844
                               ECKERD CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                DELAWARE                             13-3302437
        (STATE OF INCORPORATION)        (I.R.S. EMPLOYER IDENTIFICATION NO.)


                             8333 BRYAN DAIRY ROAD
                                LARGO, FL 34647
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)
                                 (813) 399-6000
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



                                                 NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS               ON WHICH REGISTERED
               ---------------------          --------------------------
            COMMON STOCK, PAR VALUE $.01        NEW YORK STOCK EXCHANGE
                11 1/8% SUBORDINATED            AMERICAN STOCK EXCHANGE
                DEBENTURES DUE 2001
             9 1/4% SENIOR SUBORDINATED         NEW YORK STOCK EXCHANGE
                   NOTES DUE 2004


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the Company as of March 26, 1994 was $347,938,887 (Calculated on the assumption that all directors, all executive officers, and Merrill Lynch Investors are affiliates).

     As of March 26, 1994, 31,642,902 shares of common stock, par value $.01, were outstanding.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               ECKERD CORPORATION
                    JANUARY 29, 1994 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS



  ITEM                                                   PART I                                                   PAGE
- ---------                                                                                                       ---------
       1.  Business...........................................................................................          3
       2.  Properties.........................................................................................         13
       3.  Legal Proceedings..................................................................................         14
       4.  Submission of Matters to a Vote of Security Holders................................................         14
                                                         PART II
       5.  Market for the Registrant's Common Stock, Debt Securities and Related
             Stockholder Matters..............................................................................         14
       6.  Selected Financial Data............................................................................         15
       7.  Management's Discussion and Analysis of Results of Operations and
             Financial Condition..............................................................................         16
       8.  Financial Statements and Supplementary Data........................................................         23
       9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.........................................................................         24
                                                        PART III
      10.  Directors, Executive Officers, Promoters and Control Persons of the Registrant.....................         24
      11.  Executive Compensation.............................................................................         26
      12.  Security Ownership of Certain Beneficial Owners and Management.....................................         34
      13.  Certain Relationships and Related Transactions.....................................................         36
                                                         PART IV
      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................         36



                                     PART I

ITEM 1. BUSINESS

GENERAL


     Eckerd Corporation (the "Company" or "Eckerd") operates the Eckerd Drug store chain, which is the third largest drug store chain in the United States.
At January 29, 1994, the Eckerd Drug store chain consisted of 1,718 stores in 13 states located primarily in the Sunbelt, including 550 stores in Florida and 480 stores in Texas. Over its 40-year history, the Eckerd Drug store chain has built a strong market position in areas where demographic characteristics are favorable to drug store growth. The Company's stores are concentrated in 10 of the 12 metropolitan statistical areas with the largest percentage growth in population from 1980 to 1990, and, according to industry sources, the Company ranks first or second in terms of drug store sales in 12 of the 14 major metropolitan markets in which it operates.


     The primary focus of Eckerd Drug stores is the sale of prescription and over-the-counter drugs. During fiscal 1993, the Company filled more than 81 million prescriptions, and sales of prescription and over-the-counter drugs generated approximately 59% of the Company's drug store sales. During the period from fiscal 1989 to fiscal 1993, the dollar volume of sales of prescription drugs by the Company increased 55.4%.

     Another significant focus of Eckerd Drug stores is photo finishing. The
Company is among the top three retail photo finishers in the United States, and the Company believes that it is the leading source of photo finishing in all of the major markets in which it operates. The Company processed over 28 million rolls of film in its own photo labs in fiscal 1993 and has several well known branded processing programs. The Company offers overnight photo finishing services in all Eckerd Drug stores and operates Eckerd Express Photo centers, which are one-hour photo finishing mini-labs. Eckerd Express Photo centers were located in 413 Eckerd Drug stores at January 29, 1994.


     The Company was formed in 1985 by Merrill Lynch Capital Partners, Inc.
("Merrill Lynch Capital Partners"), an affiliate of Merrill Lynch & Co., Inc.
("ML & Co."), for the purpose of acquiring the former Jack Eckerd Corporation
("Old Eckerd"), in April 1986 (the "Acquisition"). Merrill Lynch Capital
Partners formed EDS Holdings Inc. ("EDS") and its wholly owned subsidiary, Eckerd Holdings II, Inc. ("EH II"), to acquire certain additional drug stores in July 1990. EH II owns 94 drug stores which were operated by the Company as Eckerd Drug stores following their acquisition, from Revco D.S., Inc. and Revco
Discount Drug Centers, Inc. (together "Revco"), pursuant to a Management
Agreement dated as of July 13, 1990, as amended (the "EH II Management
Agreement"). On August 12, 1993, the Company completed an initial public offering (the "IPO") in which it issued and sold 5,175,000 shares of Common
Stock for $14.00 per share. In connection with the consummation of the IPO, the holders of EDS common stock exchanged their shares for shares of Common Stock.
Immediately thereafter, EDS was merged into Eckerd with EH II becoming a wholly owned subsidiary of Eckerd and the EH II Management Agreement was terminated.
The acquisition of EDS by the Company was accounted for as a pooling of interests and all references in this Form 10-K to the "Company" for periods prior to such acquisition mean the Company, EDS and their respective subsidiaries. In connection with the IPO, the Company changed its name from "Jack Eckerd Corporation" to "Eckerd Corporation." See "The 1993 Transactions" and "Item 13. Certain Relationships and Related Transactions." The stockholders of the Company include (i) certain partnerships affiliated with Merrill Lynch
Capital Partners, (ii) certain other affiliates of ML & Co. ((i) and (ii), collectively, the "Merrill Lynch Investors"), (iii) approximately 25 members of management (the "Management Investors"), (iv) the Company's Employees' Profit
Sharing Plan and (v) certain affiliates of the banks which provided part of the financing for the Acquisition and other institutional investors. None of the Company's stockholders sold any shares of Common Stock in the IPO.


THE 1993 TRANSACTIONS

  The Refinancing

     On June 15, 1993, the Company consummated the Refinancing, which was designed to simplify its capital structure, reduce interest expense and dividend costs and provide additional financial flexibility.

The Company entered a senior secured credit agreement with Chemical Bank and NationsBank of Florida, N.A., as managing agents, and the financial institutions thereto (the "Credit Agreement"), which provides for (a) a $650.0 million term loan facility (the "Senior Term Loans") consisting of a six-year amortizing
Tranche A term loan facility of $500.0 million (the "Tranche A Term Loans") and a seven-year amortizing Tranche B term loan facility of $150.0 million (the
"Tranche B Term Loans") and (b) a $300.0 million six-year revolving credit facility (a portion of which is available as a swingline loan facility and as a letter of credit and bankers' acceptance facility) (the "Revolving Loans"). The
Company also entered into a sale and leaseback arrangement with Imaging
Financial Services, Inc. (the "IFS Sale and Leaseback") relating to approximately $35.0 million of photo processing equipment. In addition, Eckerd, EDS and EH II amended the EH II Management Agreement to provide for the payment by EH II to Eckerd of $40.0 million, of which approximately $22.0 million represented payment by EH II of the management fee and interest thereon which was accrued and previously deferred and approximately $18.0 million represented prepayment by EH II of the management fee to be earned by the Company in the future, which prepayment was evidenced by an unsecured promissory note (the "EH
II Note"). EH II obtained the funds necessary for such payments from cash generated by its operations and from borrowings of approximately $31.6 million under a new revolving credit and term loan agreement dated as of June 7, 1993
(the "EH II Credit Agreement") (the borrowings under the Credit Agreement, the consummation of the IFS Sale and Leaseback, the amendment to the EH II
Management Agreement, including Eckerd's obligations under the EH II Note, borrowings under the EH II Credit Agreement, and the application of the proceeds therefrom, are collectively referred to as the "Refinancing").



     The net proceeds from the Refinancing were used to pay, prepay or redeem
(i) borrowings outstanding under the Company's prior Credit Agreement, dated as of July 13, 1990, as amended, with Morgan Guaranty Trust Company of New York and the other lenders party thereto (the "Old Credit Agreement"), which consisted of a revolving credit facility and a term loan facility, (ii) the 11.39% Senior
Notes due January 31, 1995 of the Company (the "11.39% Senior Notes"), at a prepayment price of 100% of the principal amount thereof plus a make-whole amount, (iii) the 11.75% Senior Notes due April 15, 1995 of the Company (the
"11.75% Senior Notes"), at a prepayment price of 105% of the principal amount thereof, (iv) the Senior Secured Floating Rate Notes due April 15, 1997 of the
Company (the "Floating Rate Notes"), at a redemption price of 101% of the principal amount thereof, (v) the 13% Senior Secured Fixed Rate Notes due April
15, 1997 of the Company (the "13% Fixed Rate Notes"), at a redemption price of
106.6% of the principal amount thereof, (vi) the Discount Subordinated
Debentures due May 1, 2006 of the Company (the "13% Discount Debentures"), at a redemption price of 100% of the principal amount thereof (except for the $50.0 million aggregate principal amount of 13% Discount Debentures which was subsequently redeemed with the net proceeds from the Note Issuance (as defined below)) and (vii) the 14 1/2% Preferred Stock, at a redemption price of $1,000 per share plus a redemption premium of $48.30 per share.


The IPO and Related Transactions and the Note Issuance

     On August 12, 1993, the Company consummated the IPO and certain related transactions. Immediately prior to the consummation of the IPO, the stockholders of EDS (which included certain of the Merrill Lynch Investors and certain of the Management Investors) exchanged their shares of EDS common stock for shares of Class A common stock of the Company. EDS was subsequently merged into the Company with EH II becoming a wholly owned subsidiary of the Company, and the EH
II Management Agreement was terminated upon consummation of the IPO. In connection with the IPO the Company also amended its Restated Certificate of Incorporation to effect, among other things, (i) the reclassification of its Class A common stock and Class B common stock into Common Stock at certain specified rates, (ii) a 2-for-3 reverse stock split (the "Stock Split"), (iii) the adoption of certain provisions such as a classified board of directors and the prohibition of stockholder action by written consent, which could make non-negotiated acquisitions of the Company more difficult and (iv) the change of the Company's name from "Jack Eckerd Corporation" to "Eckerd Corporation." Of the approximately $65.8 million of net proceeds of the IPO, the Company used approximately $30.0 million to repay all borrowings outstanding under the EH II
Credit Agreement and the balance to repay

borrowings under the Credit Agreement consisting of Tranche A Term Loans of $27.5 million and Tranche B Term Loans of $8.3 million.


     On November 2, 1993, the Company consummated the sale (the"Note Issuance") of $200.0 million aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2004 (the "Notes") . The net proceeds from the Note Issuance were used to redeem (i) the remaining $50.0 million aggregate principal amount of the 13%
Discount Debentures and (ii) $145.0 million aggregate principal amount of the 11
1/8% Subordinated Debentures due 2001 of the Company (the "11 1/8% Debentures").


ECKERD DRUG STORES

     In 1992, the Company celebrated the 40th anniversary of the opening of its first Eckerd Drug store. The Company has grown to its present size and developed its leading position in the industry through both internal expansion and acquisitions. As of January 29, 1994, the Company operated the number of Eckerd
Drug stores and Eckerd Express Photo centers indicated below in each of the following states:




                                                                                   DRUG STORES
                                                                      ECKERD       WITH ECKERD
                                                                       DRUG       EXPRESS PHOTO
                                                                      STORES         CENTERS
                                                                     ---------  -----------------
Florida............................................................        550            203
Texas..............................................................        480            112
North Carolina.....................................................        197             39
Georgia............................................................        160             38
Louisiana..........................................................        110             16
South Carolina.....................................................         81              4
Tennessee..........................................................         35              1
Mississippi........................................................         26         --
Oklahoma...........................................................         25         --
New Jersey.........................................................         23         --
Alabama............................................................         19         --
Delaware...........................................................         11         --
Maryland...........................................................          1             --
                                                                     ---------         ------
     Total.........................................................      1,718            413
                                                                     ---------         ------
                                                                     ---------         ------


     The following table summarizes the number of Eckerd Drug stores operated by the Company and the sales on an aggregate and per store basis for the last five years. Upon consummation of the Acquisition, the Company operated 1,593 Eckerd Drug stores.




                                                                           FISCAL YEARS
                                            --------------------------------------------------------------------------
                                                   1993             1992          1991          1990          1989
                                            ------------------  ------------  ------------  ------------  ------------
                                                                      (DOLLARS IN THOUSANDS)
Number of Eckerd Drug stores at beginning
of period.................................            1,696            1,675         1,673         1,630         1,580
Stores opened or acquired.................               52               50            22           139(1)         75
Stores sold or closed.....................              (30)             (29)          (20)          (96)(2)       (25)
                                            ------------------  ------------  ------------  ------------  ------------
Number of Eckerd Drug stores at end of
period....................................            1,718            1,696         1,675         1,673         1,630
                                            ------------------  ------------  ------------  ------------  ------------
                                            ------------------  ------------  ------------  ------------  ------------
Number with Express Photo centers.........              413              378           321           258           189
Sales of Eckerd Drug stores...............     $  4,014,094     $  3,722,523  $  3,594,037  $  3,330,062  $  3,023,417
Average annual sales per Eckerd Drug
store.....................................     $      2,365     $      2,222  $      2,142  $      2,036  $      1,887



- ---------------
(1) Includes 96 stores acquired by, and managed on behalf of, EH II (two of which were closed in fiscal year 1991). Excludes 127 stores acquired by EH II that were liquidated or sold.

(2) Includes 14 Eckerd Drug stores closed as a result of the acquisition of drug stores by EH II.

     The Company intends to continue to expand its business through both internal expansion and acquisitions of smaller drug store chains and independent drug stores. Although the Company currently plans to expand Eckerd Drug stores within the Company's existing markets, the Company also considers strategic acquisitions in other markets. During the last three fiscal years, the Company has acquired or opened 124 new stores. The Company opened or acquired 52 drug stores in fiscal 1993 and has a goal of opening or acquiring up to 50 drug stores per year in fiscal 1994 and thereafter through 1997. In addition to such openings and acquisitions, the Company expects to sell or close approximately 15 drug stores per year in fiscal 1994 and thereafter through 1997, which would be intended to improve the quality of the Company's store base. Because of the improvement in the quality of the Company's store base since the Acquisition, the Company expects the average number of such closures and divestitures per year in future years to be less than the average number of closures and divestitures per year that have occurred since the Acquisition. However, no assurance can be given that the Company will be able to open or acquire such number of drug stores or that the average number of closures and divestitures in future years will in fact be less than the average number of such closures and divestitures since the Acquisition. The cash costs associated with opening a drug store are estimated to be approximately $455,000, which includes initial inventory costs of approximately $265,000. The Company intends to use cash flow from operations to finance the cash costs of this growth, although borrowings may also be available to finance such growth. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."

     In determining the areas in which to open or acquire drug stores, the Company evaluates a number of demographic considerations, including the size, growth pattern and per capita income of the population, as well as the competitive environment and the accessibility of a proposed site to the customer and to the Company's warehouse and distribution facilities. The Company also continually reviews these factors and the performance of individual stores in determining whether to close or relocate certain stores.

PRODUCTS AND SERVICES

  Pharmacy

     The primary focus of Eckerd Drug stores is the sale of prescription and over-the-counter drugs. During fiscal 1993, the Company filled more than 81 million prescriptions, and sales of prescription and over-the-counter drugs generated approximately 59% of the Company's drug store sales. During the period from fiscal 1989 to fiscal 1993, the dollar volume of sales of prescription drugs by the Company increased 55.4%.

     The Company seeks to position pharmacists as health-care professionals who build relationships with their customers. Over the years, marketing and advertising campaigns have been focused on reinforcing the professionalism of the Company's pharmacists and positioning them as a key factor to high quality pharmacy service. The Company has also instituted several health-related programs such as health screenings, education and outreach programs, and customer relationship programs. The Company provides the "Rx Advisor," a personalized easy-to-read publication, to each prescription drug customer, which advises the customer of the specific dosages, contraindications and side effects of his or her prescription medicine.

     Eckerd Drug store pharmacy departments are modern, clean and clearly identified by attractive signs. The pharmacy areas in many of the Company's newer and remodeled stores provide a consultation area and a waiting area with comfortable seating, informational brochures and free blood pressure testing. The pharmacy areas are designed to be conducive to customer service and counseling by the pharmacists.

     The Company has devoted substantial resources to marketing to third party payors, such as insurance companies, health maintenance organizations, preferred provider organizations and other managed care providers and government agencies. Over the last five fiscal years, the Company increased by more than 50% the number of third-party sales representatives and administrative personnel to 24 people. In addition, the Company's computer systems provide on-line adjudication which permits the Company and the third-party payor to electronically determine, at the time of sale, eligibility of the customer, coverage of the prescription and pricing and co-payment requirement, if any, and automatically bills the respective plan. On-line adjudication reduces losses from rejected claims and eliminates a portion of the Company's paperwork for billing and collection of receivables and costs associated therewith. Third-party prescription sales accounted for approximately 58.0%, 49.6%, and 43.1% of the Company's prescription sales in fiscal 1993, fiscal 1992 and fiscal 1991, respectively.

  Photo Finishing

     Another significant focus of Eckerd Drug stores is photo finishing. The Company offers overnight photo finishing services in all Eckerd Drug stores and operates Eckerd Express Photo centers, which are one-hour photo processing mini-labs. Eckerd Express Photo centers were located in 413 Eckerd Drug stores at January 29, 1994. Sales from photo finishing accounted for approximately 5.1% of the Company's drug store sales in fiscal 1993 and were the second largest component of drug store profit.

     The Company is among the top three retail photo finishers in the United States, and the Company believes that it is the leading source of photo finishing in all of the major markets in which it operates. The Company processed over 28 million rolls of film in fiscal 1993 in its own photo labs and has several well known branded processing programs, including System 2(R) (two prints for the price of one), Ultralab 35(R) (larger size, higher quality prints) and Express Print 60 (one-hour processing). The Company believes that its branded processing programs, which emphasize quality and service, have helped position the Company as a leader in photo finishing. The Company currently intends to continue to expand its one-hour photo finishing business, with a goal of adding approximately 300 new Express Photo centers by 1998. As a method of financing such growth, the Company entered into the IFS Sale and Leaseback, which also provides the Company with up to $10 million per year in new five-year operating leases for future expansion or upgrade of photo processing equipment.

     The Company's photo departments also offer camera and photo accessories, small electronics, batteries and audio and video tapes. The entire photo department, including photo finishing, represented approximately 9.5% of the Company's total drug store sales in fiscal 1993.

  Nonpharmacy Merchandise

     In addition to prescription and over-the-counter drugs and photo finishing services, Eckerd Drug stores sell a wide variety of nonpharmacy merchandise, including health and beauty aids, greeting cards and numerous other convenience products. Eckerd-brand products, which are attractively priced and provide higher margins than similar national brand products, represent a growing segment of products offered by Eckerd Drug stores. Sales of private label products accounted for $188.1 million of the Company's sales in fiscal 1993.

     Health. Eckerd Drug stores offer a broad assortment of popular national brands as well as private label over-the-counter drugs and other products related to dental care, foot care, vitamins and nutritional supplements, feminine hygiene, family planning and baby care. Eckerd Drug stores provide a helpful environment in which consumers can obtain product information from professional pharmacists, knowledgeable sales associates and store managers or from literature available throughout the store.

     Beauty. Eckerd Drug stores offer an assortment of popular brand name cosmetics, fragrances and other beauty products. Management believes that Eckerd Drug stores provide the customer with a convenient format in which to purchase the lines of beauty products offered in its stores. Skin care products are an increasingly important component of the beauty category due to the aging population and growing concern about the effects of the environment on the skin. The Company has recently completed an expansion which devoted more shelf space to this product category.

     Greeting Cards. The greeting card department in Eckerd Drug stores offers a wide selection of contemporary and traditional cards, gift wrap, bows and novelties. The Company believes that the locations of its stores together with the wide selection offered by Eckerd Drug stores enable customers to satisfy their card and gift needs more conveniently than at traditional card stores. The Company has recently increased the space devoted to its greeting card department because of the profitability of such merchandise and because the Company believes that the demand for such merchandise will increase traffic in its stores.

     Convenience Products. This merchandise category consists of an assortment of items, including candy, food, tobacco products, books and magazines, household products, seasonal merchandise and toys. These items are carefully positioned to provide optimum convenience to the customer with easy access in the front part of the store. The Company also seeks to serve its customers' needs by specifically tailoring items in this category to meet the needs of its customers in specific store locations, including the introduction of a food mart concept in selected locations. For example, souvenirs and select summer products are offered in beach and tourist locations while convenience food is stressed in urban areas and malls.

STORE OPERATIONS

     Eckerd Drug stores are located and designed to maximize customer service and convenience and are situated in areas of high customer traffic, typically in neighborhood shopping centers with strong supermarket co-tenants or in strategically located free-standing stores. Eckerd Drug stores are designed to facilitate customer movement and feature well-stocked shelves, clearly identified aisles and well-lit interiors to maximize product visibility. Pharmacy departments are generally located near the back of the store to maximize customer exposure to the store. The stores are equipped with modern fixtures and equipment and most of them range in size from 8,200 to 10,800 square feet. About 85% of the floor space is selling area, with the remainder used for storeroom and office space.

     To enhance productivity per square foot and maintain consistent merchandising, the Company utilizes centrally prepared formats for the display and stocking of products in the Company's stores, while continuing to allow some flexibility to store managers to modify the merchandise assortment based upon the Company's program of tailoring merchandise offerings to the markets in which the stores operate.

     The typical Eckerd Drug store is open every day of the year except Christmas, with store hours geared to the needs of the specific markets. A select number of strategically located stores stay open until midnight or 24 hours a day.

     Eckerd Drug stores are currently grouped under six operating regions located in or near Orlando and Deerfield Beach, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Dallas and Houston, Texas. Each operating region is headed by a vice president who supervises the various districts comprising the region. Within each district, there are managers who are responsible for the drug stores in their districts and regularly visit their stores to assure quality of service and merchandising. District pharmacy managers supervise the pharmacy operations in the drug stores. Each drug store is individually supervised by a manager who receives training in the Company's merchandise offerings, customer service and management strategy.

     The Company has implemented various programs designed to reduce shrinkage expense. These programs include training and awareness programs, tailored audit programs for district managers, internal auditors and loss prevention specialists, and computerized exception reporting for, among other things, customer refunds, voids and cash overages and shortages from daily register check-outs.

PURCHASING AND DISTRIBUTION

     Merchandising, buying and supplier payments are generally centralized at Company headquarters to assure consistency of marketing approach and efficiency in supplier relations. The Company has implemented an enhanced electronic buying system to improve inventory management and gross profit by enabling the Company to take better advantage of quantity discounts and forward buying opportunities, which the Company believes will lower the average cost of inventory. Additionally, it is anticipated that this buying system and its improved forecasting ability will improve service levels to the stores and will reduce average inventory required in the Company's distribution centers.

     Approximately 85% of store merchandise is purchased centrally and distributed, principally by Company-operated trucks, through the Company's five centrally located distribution facilities located in or near Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Dallas and Houston, Texas. The remainder of store merchandise is purchased at the store level.

ADVERTISING AND MARKETING

     A combination of newspaper advertising and TV and radio spot commercials is carried on throughout the year to promote sales. During the fiscal year ended January 29, 1994, these advertising expenses totaled approximately 0.6% of Company sales. The Company's concentration of stores within its markets enables it to achieve economies of scale in its advertising and marketing expenditures and also enables the Company to negotiate favorable rates for advertising time and print production. From the time of the Acquisition through fiscal 1993, the Company reduced its advertising expense as a percentage of sales by more than 70%. In addition, the Company has derived additional cost savings through a rationalization of its advertising expenditures. As part of the cost reduction program, certain advertising expenditures related to the Company's overall corporate image were reduced in favor of advertising efforts such as newspaper circulars. This change in advertising strategy has resulted in increased financial support from the Company's vendors and a more direct impact on sales. The Company believes that its current level of advertising expenditures is appropriate to support its existing marketing strategies.

     The Company's communications and marketing programs are based upon an ongoing commitment to consumer research. Through regular telephone surveys in all major markets, exit interviews in its stores, and studies of various consumer groups, the Company is able to monitor changes in customer attitudes and shopping habits and adjust its marketing strategies accordingly.

INFORMATION AND TECHNOLOGY


     The Company intends to continue to invest in information systems to improve customer service, reduce operating costs, provide information needed to support management decisions and enhance the Company's competitive position with third-party payors. The Company's Comp-U-Care System, installed in each pharmacy location, provides support for the pharmacy and assists pharmacists in their prescription processing activities, which in turn enhances the pharmacy's ability to service customers. The system's daily transfer of information between headquarters and each of the in-store pharmacy terminals allows central monitoring of prescription sales activity by store and item, centralized billing of third-party sales and daily updates to the stores' data files. The Comp-U-Care System performs on-line adjudication of customer and claim eligibility and reimbursement for the majority of the third-party payment plans in which the Company participates. Because on-line adjudication reduces losses from rejected claims and eliminates a portion of the Company's paperwork for billing and collection of receivables and costs associated therewith, the Company believes that it is essential to servicing the increasing volume of third-party sales.



     The Company is in the process of implementing a four-year pharmacy systems enhancement plan designed to provide additional support to pharmacists, meet the increasing complexity of third-party programs and enhance the Company's competitive position through advanced technology. As part of this plan, the Company is currently developing its advanced Comp-U-Care 2000, which is scheduled to be introduced in Eckerd Drug stores in the second half of fiscal 1994. The Comp-U-Care 2000 will electronically link all Eckerd Drug stores, which will permit the transfer of information, such as prescription files directly from one drug store to another thereby improving customer service by providing more comprehensive patient utilization review and enabling customers to fill and refill prescriptions at any Eckerd Drug store.



     The Company is also in the process of installing a satellite communications system, which will enhance the Company's on-line third-party authorization and adjudication capability and its ability to communicate between stores and reduce communication costs. The Company expects to complete such installation by the end of fiscal 1994. The Company believes that the satellite communications system will facilitate implementation of its pharmacy systems enhancement plan.


     The Company currently has point-of-sale ("POS") product scanning equipment in approximately 55 stores and expects to expand scanning to approximately 500 stores by the end of fiscal 1994 with a goal of implementing scanning throughout the chain. Scanning is a system which inputs POS information by reading the universal product code of merchandise sold with either a hand held or slot scanner to capture information on each specific item of product, including variations in size and color (a stock-keeping unit or "SKU"), sales data and pricing information. The Company has developed computer systems that use the information generated from scanning to analyze sales, gross profit, inventory levels and direct product profitability by category, department and operating region and, in certain instances, SKU. Such information identifies early trends in sales by SKU, gross profit performance and inventory position and is also a source for measuring inventory shrinkage performances. The Company will expand scanning in 1994 to its higher volume stores in order to maximize benefits and recover the related expenses more efficiently. The Company believes that broader use of scanning throughout the chain will improve customer service by decreasing customer check out time, providing an opportunity to improve margins by more accurately reflecting the prices of merchandise and improving adherence to advertised sale or promotional prices and providing enhanced inventory control and merchandise information. The Company believes the direct benefits of scanning will be adequate to offset the related expense.



     The Company has had a representative sample of stores located through its six operating regions equipped with electronic POS terminals to capture the same type of SKU, sales data and pricing information as scanning. This sample currently includes 250 stores which were selected based upon certain criteria intended to represent the merchandising results for the entire chain and its operating regions. The Company developed computer systems to analyze the information generated from this electronic POS sample and continues to use this sample information which, similar to scanning, identifies early trends in sales by SKU, gross profit performance and inventory position and is a source for measuring inventory shrinkage performances. The Company believes that its current use of POS terminals and its use of the information generated thereby will facilitate the Company's implementation of scanning throughout the chain.



     The Company is beginning to expand its use of electronic data interchange ("EDI") systems with certain of its major suppliers. EDI allows for the paperless ordering of products with immediate confirmation from the vendor on price, delivery terms and amount of goods ordered. The Company is also experimenting with automatic replenishment buying in connection with its warehouse and distribution systems, which includes the computer generation of purchase orders for certain vendors. These systems should also allow the Company to reduce lead time on orders and improve cash flow by reducing the amount of inventory required to be kept on hand. EDI will be expanded as the Company expands its scanning system.



     In 1993, the Company and Integrated Systems Solutions Corporation ("ISSC"), a wholly-owned subsidiary of IBM, entered into a Systems Operations Service Agreement pursuant to which the Company and ISSC are developing a state of the art information systems operation to include pharmacy and POS systems for the Company's drug stores. Under the agreement, ISSC manages the Company's entire information systems operation and is responsible for providing technology services to the Company, which results in, among other things, improved productivity and significant hardware savings to the Company. ISSC is in the process of implementing scanning, the Comp-U-Care 2000 and a new distribution system. The Systems Operations Services Agreement has a 10-year term, and the total payments to be made by the Company thereunder are currently expected to be between $320.0 million and $440.0 million over such term, depending on optional services utilized. The Company believes that this arrangement has and will continue to enable the Company to further improve customer service, replace the Company's existing systems, reduce operating costs and capital expenditures for hardware, obtain information needed to support management decisions on an improved basis and increase the Company's focus on its core business.



     The Company is also developing software with applications in the human resources area, which would more accurately monitor personnel performance and attendance and assist management in making personnel scheduling decisions in an effort to increase productivity and reduce operating costs. Such software is expected to be implemented in fiscal 1995.


COMPETITION

     The Company's retail drug stores operate in a highly competitive industry. The Company's drug stores compete primarily on the basis of customer service, convenience of location and store design, price and product mix and selection.

     In addition to traditional competition from independent drug stores and other drug store chains, the Company faces competition from mass merchants (including discounters and deep discounters), supermarkets, combination food and drug stores, mail order distributors, hospitals and HMOs. These other formats have experienced significant growth in their market share of the prescription and over-the-counter drug business. Many of the Company's competitors have greater financial resources than the Company.

     The Company's Express Photo centers compete with a variety of photo processors including other mini-labs, retail stores and photo specialty stores. The Company's Express Photo business competes primarily on the basis of quality of processing, quality and speed of service and value.

     In May 1992, the Company commenced a program in certain selected markets involving lowering prices on prescription drugs sold to non third-party customers in order to enhance its market share and long term competitive positions. Such competitive pricing program was implemented in all of the Company's markets by November 1992. Prescription sales to non third-party customers represented 42.0% of the Company's fiscal 1993 prescription sales. The Company believes that its reduced prescription prices, together with the overall value provided by the high level of customer service and convenience offered by its drug stores, have enabled the Company to more aggressively compete with other drug stores and have enhanced its competitive position with other shopping formats.

     In addition, since May 1992, the Company has implemented a cost reduction program which eliminated operating expenses of approximately $70.0 million in fiscal 1993. The Company estimates that $10.0 million of such savings was recognized in fiscal 1992.

REGULATION

     All of the Company's pharmacists and its stores are required to be licensed by the appropriate state boards of pharmacy. The Company's drug stores and its distribution centers are also registered with the Federal Drug Enforcement Administration. Most of the stores sell beer and wine and are subject to various state and local liquor licensing requirements. By virtue of these license and registration requirements, the Company is obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of the licenses or registrations.

     The Company has a number of third-party payor contracts pursuant to which the Company is a provider of prescription drugs. "Freedom of choice" state statutes, pursuant to which all pharmacies would be entitled to be a provider under such a contract, have been enacted in certain states, including Alabama, Georgia, New Jersey, North Carolina, Louisiana, Tennessee and Texas, and may be enacted in others. Although such statutes may adversely affect certain of the Company's third-party contracts, they may also provide the Company with opportunities regarding additional third-party contracts.

     The Clinton Administration has stated that health care reform is one of its top priorities, and a governmental task force was appointed to prepare recommendations as to changes which should be implemented. President Clinton's plan for health care reform was outlined broadly to Congress on September 22, 1993 and was subsequently introduced as legislation on November 20, 1993. The President's plan is currently being considered by several committees in Congress. The goal of such plan, which would be phased in from 1995 through 1997, is to guarantee comprehensive health coverage (including prescription drugs) for all Americans regardless of health or employment status through a system of regional and corporate health alliances that are expected to promote competition and maintain quality, service and price. Under President Clinton's plan, all employers would be required to pay at least 80% of the coverage for their employees, and an independent national supervisory board would be established to implement and enforce the national budget for health care spending, with the power, among others, to investigate the prices of new drugs that represent a breakthrough over existing therapies. In addition, under the Clinton health care reform plan benefits offered under the Medicare program would be expanded to cover prescription drugs on an outpatient basis, and discriminatory pricing by prescription drug manufacturers based on "class of trade" (e.g., hospitals, mail order pharmacies, HMOs) would be eliminated. Health care reform, if implemented, could adversely affect the pricing of prescription drugs or the amount of reimbursement from governmental agencies and third-party payors, and consequently could be adverse to the Company. A number of competing health care reform proposals have been introduced in Congress and others are expected to be introduced in the future. President Clinton's proposals to expand prescription drug coverage to all Americans, including those covered by the Medicare program, and to eliminate discriminatory pricing by prescription drug manufacturers may not be included in any of the other health care reform proposals. The Company cannot predict the outcome of the Clinton health care reform plan or of any other reform initiatives or the impact thereof on the Company's financial position or results of operations. However, to the extent health care reform expands the number of persons receiving health care benefits covering the purchase of prescription drugs, it would also result in increased purchases of such drugs and could thereby have a favorable impact on both the Company and the retail drug industry in general. Nevertheless, there can be no assurance that any such future legislation or any similar legislation adopted by any states in which the Company operates will not adversely affect the Company or the retail drug store industry generally.

     In 1990, Congress enacted the Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990") which includes a requirement that states implement pharmaceutical drug use review programs for Medicaid beneficiaries receiving covered out-patient prescription drugs. The OBRA 1990 legislation states that pharmacists must offer to discuss with each Medicaid patient "common, severe side or adverse effects or interactions and therapeutic contraindications that may be encountered, including their avoidance and the action required if they occur." In order to ensure reimbursement of out-patient prescription drugs under Medicaid, states were required, pursuant to the OBRA 1990 legislation, to implement drug use review programs by January 1, 1993. In all states where the Company operates (except South Carolina), the State Pharmacy Practices Acts have expanded the OBRA requirements to include all patients receiving prescriptions in a retail setting. Pharmacists now have a duty to warn the purchaser of a prescription drug if the warning could reduce or negate the adverse effects of the use of such drug.

     In 1993, the state of Florida enacted health care legislation that is applicable to state employees, small businesses with fewer than 50 employees and Medicaid recipients. Such legislation, which will be implemented in 1994, will create 11 health care purchasing cooperatives, which will accept bids from health care providers to provide goods and services to the cooperatives. The Company expects to submit bids to provide prescription drugs to the cooperatives. However, the Company is unable to predict the outcome of such bids or the impact of the Florida legislation on the Company's financial position or results of operations.


     In January 1994, the state of Tennessee replaced its Medicaid program with a program that is run by various managed care organizations. Several different plans exist under such legislation and the Company is participating in substantially all of the plans but not others. The Company is unable to predict the impact of the Tennessee legislation on the Company's financial position or results of operations but the Company does not believe the impact will be significant.


OTHER OPERATIONS


     The Company has been engaged in the institutional pharmacy business since 1980. In October 1989, the Company purchased the predecessor of Insta-Care from Revco and integrated that business with its existing operations. Insta-Care provides prescription drugs as well as patient record and consulting services to long-term health care facilities in New England and the Sunbelt. Sales of Insta-Care were $107.5 million in fiscal 1993, accounting for approximately 2.5% of the Company's sales and 2.6% of the Company's earnings before interest and taxes. Insta-Care is not part of the Company's core drug store business and the Company is considering the sale of the assets or stock of Insta-Care and would sell such stock or assets if a suitable opportunity arose. No assurance can be given that a sale of Insta-Care will be consummated in the future or, if consummated, that the proceeds will be used other than to repay indebtedness outstanding under the Credit Agreement, as currently required by the Credit Agreement.



     The Company operated Eckerd Optical centers and "Visionworks" retail optical superstores until the Vision Group was sold effective January 30, 1994. The Company sold the Vision Group to an investment group, which included Richard
W. Roberson, the President of the Vision Group, and other members of the Vision Group management, for an amount in cash and notes approximately equal to the book value of the related assets. Sales of the Vision Group were $60.7 million in fiscal 1993, accounting for approximately 1.5% of the Company's sales and 2.2% of the Company's earnings before interest and taxes.


EMPLOYEES

     As of January 29, 1994, the Company had approximately 43,000 employees, of which 24,100 were full-time employees. The Company believes that overall employee relations are good. None of the Company's employees are represented by unions.

PATENTS, TRADEMARKS AND TRADENAMES

     No patent, trademark, license, franchise or concession is considered to be of material importance to the business of the Company other than the trade names under which the Company operates its retail businesses, including the Eckerd name. The Company also holds servicemarks for its photo finishing products, private label products and information systems.

ITEM 2. PROPERTIES

     The Company conducts substantially all of its retail businesses from stores located in leased premises. Substantially all of these leases will expire within the next twenty-five years. In the normal course of business, however, it is expected that leases will be renewed or replaced by leases on other properties. Most of the Company's store leases provide for a fixed minimum rental together with a percentage rental based on sales.

     The material office and distribution center properties owned or leased by the Company at January 29, 1994 are as follows:


                                                                                   APPROXIMATE    OWNED OR
     LOCATION                                                                      SQUARE FEET     LEASED
- ---------------------------------------------------------------------------------  ------------  -----------
Largo, Florida...................................................................      488,000        Owned(1)
Charlotte, North Carolina........................................................      587,000        Owned
Garland, Texas...................................................................      270,000        Owned
Conroe, Texas....................................................................      345,000        Owned
Orlando, Florida.................................................................      321,000        Owned(2)
Orlando, Florida.................................................................      587,000       Leased(2)
Newnan, Georgia..................................................................      244,000        Owned(3)
Hammond, Louisiana...............................................................      185,000        Owned(3)(4)


- ---------------

(1) Includes the Company headquarters.

(2) In January, 1993 the Company assumed a lease for an office and distribution facility of approximately 587,000 square feet (lease expires 2005). The Company's existing Orlando facility and the Largo distribution center facility were consolidated into the new facility during 1993. Existing Orlando facilities which are owned are being offered for sale.

(3) Construction was financed pursuant to revenue bond issues. Because these properties are currently leased subject to nominal purchase options with development authorities which the Company anticipates it will exercise, they are listed as owned by the Company.

(4) The Company closed the Hammond distribution center and subleased the former
    Hammond, Louisiana office     and distribution center.

     The Company considers that all property owned or leased is well maintained and in good condition.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company and its subsidiaries are parties to various legal actions which the Company believes are routine in nature and incidental to the operation of the business of the Company and its subsidiaries. The Company believes that the outcome of the proceedings to which the Company and its subsidiaries currently are parties will not have a material adverse effect upon its operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended January 29, 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, DEBT SECURITIES
       AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange (Symbol: ECK) and started trading on August 6, 1993. The approximate number of shareholders of record on March 26, 1994 was 974. The Company has not paid or declared any dividends on its common stock.



                                                                                        FISCAL 1993
                                                                                       QUARTER ENDED
          MARKET PRICE                                                            ------------------------
     PER SHARE INFORMATION                                                         10/30/93      1/29/94
- --------------------------------------------------------------------------------  -----------  -----------
     High.......................................................................          18       20 3/4
     Low........................................................................      12 3/4       13 3/4


     The Company's 11 1/8% Debentures are listed on the American Stock Exchange.

     The Notes are listed on the New York Stock Exchange.

     The Company is subject to restrictive covenants under its Credit Agreement and the Notes which restrict the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA


     The following historical selected financial data for the years presented below has been derived from the Company's consolidated financial statements. The historical financial data for the three fiscal years ended January 29, 1994 has been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements and related notes which are incorporated by reference in Item 8 of this Form 10-K.





                                                                FISCAL YEAR ENDED(1)
                                           ---------------------------------------------------------------
                                            JAN. 29,     JAN. 30,      FEB. 1,      FEB. 2,      FEB. 3,
                                             1994(2)       1993         1992         1991         1990
                                           -----------  -----------  -----------  -----------  -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Sales and other operating revenue......  $ 4,190,539  $ 3,887,027  $ 3,739,852  $ 3,456,134  $ 3,175,061
  Cost of sales, including store
    occupancy, warehousing, and delivery
expense..................................    3,175,375    2,896,479    2,738,545    2,527,544    2,283,822
                                           -----------  -----------  -----------  -----------  -----------
  Gross profit...........................    1,015,164      990,548    1,001,307      928,590      891,239
  Operating and administrative expenses..      857,980      855,165      854,209      817,263      755,840
                                           -----------  -----------  -----------  -----------  -----------
  Earnings before interest, taxes, and
extraordinary items......................      157,184      135,383      147,098      111,327      135,399
  Total interest expenses................      113,215      137,404      143,194      147,309      141,548
                                           -----------  -----------  -----------  -----------  -----------
  Earnings (loss) before income taxes and
extraordinary items......................       43,969       (2,021)       3,904      (35,982)      (6,149)
  Income tax provision...................        2,556        2,864        2,927      --             1,828
                                           -----------  -----------  -----------  -----------  -----------
  Earnings (loss) before extraordinary
items....................................       41,413       (4,885)         977      (35,982)      (7,977)
  Extraordinary item--early retirement of
debt and preferred stock.................      (44,354)     --           --           --           --
  Extraordinary item--tax effect of
    utilization of net operating loss
carryforward.............................      --               762        1,680      --             1,828
                                           -----------  -----------  -----------  -----------  -----------
  Net earnings (loss)....................  $    (2,941) $    (4,123) $     2,657  $   (35,982) $    (6,149)
                                           -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------
  Net earnings (loss) available to common
shares...................................  $    (7,865) $   (14,938) $    (8,166) $   (46,848) $   (17,205)
  Earnings (loss) before extraordinary
items per common share(3)................  $      1.24  $     (0.59) $     (0.38) $     (1.97) $     (0.87)
  Net earnings (loss) per common
share(4).................................        (0.27)       (0.56)       (0.32)       (1.97)       (0.79)
  Ratio of earnings to fixed charges.....      --     (5)     --     (5)       1.02x     --     (5)     --     (5)
  Deficiency in earnings to fixed
charges..................................        2,941        4,123      --            35,982        6,149
BALANCE SHEET DATA:
  Working capital........................  $   306,588  $   367,027  $   328,617  $   347,775  $   175,009
  Total assets...........................    1,417,504    1,418,922    1,412,249    1,443,167    1,392,987
  Long-term debt (including current
installments)............................      954,891    1,048,222    1,023,106    1,084,088    1,078,826
  Preferred stock........................      --            75,000       75,000       75,000       75,000
  Stockholders' deficit..................     (179,022)    (243,291)    (228,353)    (220,187)    (208,339)



- ---------------

(1) Statement of operations data and other operating data for fiscal year ended February 3, 1990 includes 53 weeks of operations. All other fiscal years include 52 weeks of operations. The drug store data for fiscal year ended February 3, 1990 has been restated on the basis of a 52-week year for purposes of comparability.

(2) The statement of operations data and other operating data for the fiscal year ended January 29, 1994 reflect the results of (i) the Refinancing from June 15, 1993 (except for the redemption of the Floating Rate Notes, 13% Fixed Rate Notes, 13% Discount Debentures and 14 1/2% Preferred Stock (as such terms are defined in "The 1993 Transactions"), which occurred on July 15, 1993 and is reflected from such date), (ii) the IPO from August 12, 1993 and (iii) the Note Issuance from November 2, 1993 (except for the redemption of the 13% Discount Debentures and the 11 1/8% Debentures, which occurred on December 2, 1993 and is reflected from such date).

(3) Reflects payment of preferred stock dividends of $4,924 in fiscal 1993, $10,815 in fiscal 1992, $10,823 in fiscal 1991, $10,866 in fiscal 1990 and
    $11,056 in fiscal 1989.


(4) Net earnings (loss) per common share was calculated on the basis of 29,392,805, 26,573,902, 25,677,103, 23,793,496 and 21,764,865 weighted average shares of Common Stock outstanding for fiscal 1993, 1992, 1991, 1990 and 1989, respectively.



(5) Earnings were inadequate to cover fixed charges.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of sales and other operating revenue for the periods indicated:



                                                                                        FISCAL YEARS ENDED
                                                                               -------------------------------------
                                                                                JAN. 29,     JAN. 30,      FEB. 1,
                                                                                  1994         1993         1992
                                                                               -----------  -----------  -----------
Sales and other operating revenue............................................       100.0%       100.0%       100.0%
Cost of sales and related expenses...........................................        75.8         74.5         73.2
Gross profit.................................................................        24.2         25.5         26.8
Operating and administrative expenses........................................        20.5         22.0         22.8
Operating and administrative expenses, excluding amortization of asset
  write-ups resulting from the Acquisition and related expenses..............        19.6         21.0         21.5
Earnings before interest and taxes...........................................         3.8          3.5          3.9
Total interest expense.......................................................         2.7          3.5          3.8
Earnings (loss) before income taxes and extraordinary item...................         1.1       --               .1
Net earnings (loss)..........................................................         (.1)         (.1)          .1
                                                                               -----------  -----------  -----------
                                                                               -----------  -----------  -----------
EBITDA.......................................................................         5.8          5.9          6.6


 Fiscal Year 1993 compared with Fiscal Year 1992

     The Company's competitive pricing and cost reduction programs were both largely reflected in fiscal 1993. The Company's sales and other operating revenue for fiscal 1993 and 1992 were $4.191 billion and $3.887 billion, respectively, an increase of $303.5 million, or 7.8%. The increase in sales and other operating revenue was due primarily to a $244.8 million increase in sales of prescription drugs.

     Prescription sales as a percentage of drug store sales was approximately 48.3% for fiscal 1993 as compared with approximately 45.4% for fiscal 1992. The growth in prescription sales was primarily the result of increased third-party prescription sales, the Company's competitive pricing program and a high incidence of cough and cold/flu virus during the first and fourth quarters of fiscal 1993. Third-party prescription sales represented approximately 58.0% and 49.6% of the Company's prescription sales in fiscal 1993 and 1992, respectively. The Company expects prescription sales to third-party payors, in terms of both dollar volume and as a percentage of total prescription sales, to continue to increase in fiscal 1994 and thereafter. Although contracts with third-party payors may increase the volume of prescription sales and gross profit dollars, third-party payors typically negotiate lower prescription prices than those on non third-party prescriptions, resulting in decreasing gross profit margins on the Company's prescription sales.


     Comparable drug store sales (stores open for one year or more) increased 6.1% during fiscal 1993 compared to a 3.1% increase in fiscal 1992 from fiscal 1991. The increase in comparable drug store sales was due primarily to the increase in sales of prescription drugs resulting from sales related to new third-party prescription plan contracts, the Company's competitive pricing program, and a high incidence of cough and cold/flu virus during the first and fourth quarters of fiscal 1993. In addition, comparable drug store sales growth was positively affected by increased sales of non prescription items in the health and beauty, greeting card, convenience food and photofinishing categories resulting from increased marketing emphasis and shelf space for these categories, as well as increased sales of over-the-counter drugs because of the high incidence of cough and cold/flu virus during the first and fourth quarters of fiscal 1993. Total sales growth was positively affected by the growth in comparable drug store sales, as well as the inclusion of 34 drug stores acquired during the second half of fiscal 1992 and 19 drug stores acquired in the fourth quarter of fiscal 1993.


     Cost of sales and related expenses in fiscal 1993 and 1992 was $3.175 billion and $2.896 billion, respectively, an increase of 9.6%. As a percentage of sales, cost of sales and related expenses were 75.8% and 74.5% for fiscal 1993 and 1992, respectively. The competitive pricing strategy for non third-party prescription sales and the continued increase in third-party prescription sales which typically have lower gross profit margins than non third-party prescription sales partially offset by a lower LIFO charge of $8.5 million ($15.0 million in fiscal 1992) were the primary reasons for the increase in cost of sales and related expenses as a percentage of sales in fiscal 1993.

     Operating and administrative expenses in fiscal 1993 and 1992 were $858.0 million and $855.2 million, respectively, an increase of 0.3%. As a percentage of sales, operating and administrative expenses were reduced to 20.5% in fiscal 1993 from 22.0% for fiscal 1992. Operating and administrative expenses, excluding amortization of asset write-ups and performance related expenses resulting from the Acquisition, were $822.9 million and $815.5 million in fiscal 1993 and 1992, respectively, an increase of 0.9%. As a percentage of sales, operating and administrative expenses, excluding amortization of asset write-ups and performance related expenses resulting from the Acquisition, decreased to 19.6% in fiscal 1993 from 21.0% in fiscal 1992 as a result of the higher sales in fiscal 1993 and lower costs as a percentage of sales in such expense categories as payroll, advertising, insurance and supplies as a result of the cost reduction program initiated in the second half of fiscal 1992. The implementation of the cost reduction program eliminated operating expenses of approximately $70.0 million in fiscal 1993, and the Company estimates that $10.0 million of such savings was recognized in fiscal 1992. Amortization of asset write-ups and charges associated with certain performance related programs included in operating and administrative expenses in fiscal 1993 and 1992 were $35.1 million and $39.7 million, respectively, a decrease of 11.6%.


     Earnings before interest expenses increased from $135.4 million in fiscal 1992 to $157.2 million in fiscal 1993, an increase of 16.1%, primarily due to the increase in gross profit dollars as a result of higher sales and other operating revenue and the lower rate of increase of operating and administrative expenses compared to the rate of increase of sales and other operating revenue.



     Total interest expenses were $113.2 million and $137.4 million in fiscal 1993 and 1992, respectively, a decrease of 17.6%. The decrease was due primarily to lower interest rates in the market place and lower cost of debt for the Company after the Refinancing and the Note Issuance and was also due to a decrease in outstanding indebtedness until the redemption of the 14 1/2% Preferred Stock on July 15, 1993 with the proceeds of additional borrowings in connection with the Refinancing and another subsequent decrease after the consummation of the IPO on August 12, 1993. Amortization of original issue discount and deferred debt expenses increased slightly to $7.2 million in fiscal 1993 from $7.0 million in fiscal 1992.


     The income tax provision for fiscal 1993 was $2.6 million. The income tax provision for fiscal 1992 was $2.9 million. The tax provision for fiscal 1993 and 1992 represent alternative minimum tax and state income taxes.


     As a result of the foregoing factors, the Company had earnings before income taxes and extraordinary items in fiscal 1993 of $44.0 million, or 1.1% of sales, compared with a loss of $2.0 million in fiscal 1992, a net loss in fiscal 1993 of $2.9 million compared with a net loss of $4.1 million in fiscal 1992, and EBITDA of $242.3 million in fiscal 1993 compared with $229.2 million in fiscal 1992, an increase of $13.1 million, or 5.7%. As part of a program to reduce debt, in fiscal 1993, the Company entered into the IFS Sale and Leaseback relating to certain photo processing equipment and entered into agreements relating to the placement of certain inventory on consignment. These arrangements resulted in lower interest expense but caused certain operating expenses to be higher which negatively affected fiscal 1993 EBITDA.



     The Company had an extraordinary item of $44.4 million (net of income tax benefit of $0.9 million) in fiscal 1993, which was recognized as a result of the early retirement of existing indebtedness and redemption of the 14 1/2% Preferred Stock in connection with the Refinancing, the IPO and the Note Issuance compared to an extraordinary item of $0.8 million in fiscal 1992, which represents the tax effect of the utilization of the Company's net operating loss carryforward.

     The Company's results of operations for all periods discussed include the operations of the Vision Group. The Company sold the Vision Group effective January 30, 1994. Sales of the Vision Group were $60.7 million in fiscal 1993, accounting for approximately 1.5% of the Company's sales and 2.2% of the Company's earnings before interest and taxes.


  Fiscal Year 1992 compared with Fiscal Year 1991

     The Company's sales and other operating revenue for fiscal 1992 and 1991 were $3.887 billion and $3.740 billion, respectively, an increase of $147.0 million, or 3.9%. The increase in sales and other operating revenue was due primarily to a $109.0 million increase in sales of prescription drugs. Prescription sales as a percentage of drug store sales was approximately 45.4% for fiscal 1992 as compared with approximately 44.0% for fiscal 1991. The growth in prescription sales was primarily the result of increased third-party prescription sales. Third-party prescription sales accounted for approximately 49.6% and 43.1% of the Company's prescription sales in fiscal 1992 and 1991, respectively.

     Comparable drug store sales (stores open one year or more) increased 3.1% in fiscal 1992 from fiscal 1991 compared to a 5.7% increase in fiscal 1991 from fiscal 1990. Comparable store sales in fiscal 1992 compared to fiscal 1991 was negatively affected by the continued weakness in the economy, lower inflation in prescription pricing and to a lesser extent reduced prices on non third-party prescriptions as a result of the Company's competitive pricing strategy initiated in May 1992.

     Cost of sales and related expenses in fiscal 1992 and 1991 was $2.896 billion and $2.739 billion, respectively, an increase of 5.7%. As a percentage of sales, cost of sales and related expenses increased to 74.5% for fiscal 1992 from 73.2% in 1991. Cost of sales and related expenses as a percentage of sales in fiscal 1992 was higher than in fiscal 1991 due mostly to the continued rate of increase in third-party prescription sales with typically lower gross margins than non third-party prescription sales and lower photo finishing gross margins from increased coupon redemptions. In addition, fiscal 1992 was affected by lower gross margins on non third-party prescription sales due to retail price reductions in connection with the Company's competitive pricing program implemented in May 1992. The increase in cost of sales and related expenses as a percentage of sales was offset partially by shrinkage expense reductions and expansion of the Company's Insta-Care and Vision Group operations, which generally have higher gross margins than Eckerd Drug stores, and the expansion of Express Photo centers, which generally have higher gross margins than other products sold in Eckerd Drug stores.

     Operating and administrative expenses in fiscal 1992 and 1991 were $855.2 million and $854.2 million, respectively, an increase of .1%. As a percentage of sales, operating and administrative expenses decreased to 22.0% in fiscal 1992 from 22.8% in fiscal 1991. Operating and administrative expenses, excluding amortization of asset write-ups and performance related expenses resulting from the Acquisition, were $815. 5 million and $803.8 million and as a percentage of sales were 21.0% and 21.5% in fiscal 1992 and 1991, respectively. Operating and administrative expenses as a percentage of sales were lower in fiscal 1992 than 1991 due to lower costs as a percentage of sales in such expense categories as payroll, advertising and supplies as a result of the cost reduction program initiated in the second half of fiscal 1992. Amortization of asset write-ups and costs associated with certain performance related programs included in operating and administrative expenses in fiscal 1992 and 1991 were $39.7 million and $50.5 million, respectively, a decrease of 21.4%. This decrease is primarily attributable to the higher level of write-offs of favorable lease interests of certain drug stores sold or closed in the first quarter of fiscal 1991 compared to the first quarter of fiscal 1992 and the greater accruals in fiscal 1991 for certain performance related programs as a result of the Acquisition.

     Earnings before interest expenses decreased from $147.1 million in fiscal 1991 to $135.4 million in fiscal 1992, a decrease of 8.0%, primarily due to lower gross margins partially offset by an increase in gross profit dollars from higher sales, a decrease in operating and administrative expenses as a percentage of sales and a decrease in amortization of asset write-ups and charges due to certain performance related programs. The Company believes that in 1993 and thereafter the gross margin reductions resulting from the new competitive pricing program will be more than offset by the anticipated cost savings derived from the cost reduction program. However, due to the timing of implementation of the two programs, in fiscal 1992, the gross margin impact of the competitive pricing program exceeded the savings derived from the cost reduction program.

     Total interest expenses were $137.4 million and $143.2 million in fiscal 1992 and 1991, respectively, a decrease of 4.1%. The decrease is due primarily to a decrease in outstanding indebtedness during the first three quarters of fiscal 1992 and lower interest rates. Amortization of original issue discount and deferred debt expenses in fiscal 1992 was $9.5 million less than in fiscal 1991 due primarily to the completion of amortization of original issue discount on the 13% Discount Debentures at the end of April 1991. Consequently, net cash interest expense was $3.8 million higher than in fiscal 1991 due primarily to the accrual for semi-annual cash interest payments on the 13% Discount Debentures beginning May 1, 1991.

     The income tax provision for fiscal 1992 and 1991 was $2.9 million. The difference between the tax provision and the extraordinary item represents alternative minimum and state income taxes. The Company had an extraordinary item of $.8 million and $1.7 million in fiscal 1992 and 1991, respectively, which represents the tax effect of the utilization of the Company's net operating loss carryforward.

     As a result of the foregoing factors, the Company had net earnings in fiscal 1991 of $2.7 million, or .1% of sales, compared with a net loss of $4.1 million or (.1)% of sales, in fiscal 1992, and EBITDA of $229.2 million and $248.7 million in fiscal 1992 and fiscal 1991, respectively, a decrease of 7.8%.

  Quarterly Results and Seasonality

     The Company's sales and profits are higher during peak holiday periods and from Christmas through Easter in selected geographic areas. Sales of health-related products peak during seasonal outbreaks of cough, cold and flu, typically during the winter and spring. Accordingly, sales and profits are typically highest in the fourth quarter followed by the first quarter.

     The following table sets forth certain unaudited quarterly operating data for each of fiscal 1993 and 1992. The data presented includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the data shown:



                                                              (IN THOUSANDS)
                                                                FISCAL 1993
                                    -------------------------------------------------------------------
                                        FIRST          SECOND         THIRD      FOURTH
                                       QUARTER         QUARTER       QUARTER     QUARTER       TOTAL
                                    -------------  ---------------  ---------  -----------  -----------
Sales and other operating
revenue...........................   $ 1,055,152     $   981,195    $ 972,675  $ 1,181,517  $ 4,190,539
Gross profit......................       261,823         238,523      227,769      287,049    1,015,164
EBITDA............................        74,433          52,005       34,725       81,089      242,252
                                                                FISCAL 1992
                                    -------------------------------------------------------------------
                                        FIRST          SECOND         THIRD      FOURTH
                                       QUARTER         QUARTER       QUARTER     QUARTER       TOTAL
                                    -------------  ---------------  ---------  -----------  -----------
Sales and other operating
revenue...........................   $   973,813     $   913,905    $ 907,493  $ 1,091,816  $ 3,887,027
Gross profit......................       256,161         238,499      221,384      274,504      990,548
EBITDA............................        65,421          48,010       36,706       79,080      229,217


LIQUIDITY AND CAPITAL RESOURCES


     On June 15, 1993, the Company consummated the Refinancing, which was designed to simplify its capital structure, reduce interest expense and dividend costs and provide additional financial flexibility. As part of the Refinancing, the Company entered into the Credit Agreement. The proceeds of the Credit Agreement, together with the IFS Sale and Leaseback, payment of the accrued and deferred management fee by EH II under the EH II Management Agreement and advance of future management fees by EH II pursuant to the EH II Note were used by the Company to prepay or redeem all borrowings under the Old Credit Agreement, the 11.39% Senior Notes, the 11.75% Senior Notes, the Floating Rate Notes, the Fixed Rate Notes, a substantial portion of the 13% Discount Debentures and the 14 1/2% Preferred Stock. At January 29, 1994, the Company had approximately $571.7 million outstanding under the Senior Term Loans, nothing outstanding under the Revolving Credit Facility and $4.5 million of Bankers' Acceptances and had unused and available borrowing commitments under the Revolving Credit Facility of $223.9 million. Pursuant to the Credit Agreement, after giving effect to the IPO and the use of the net proceeds therefrom, the Company is required to make scheduled payments of the outstanding principal amount of Senior Term Loans in the following approximate amounts: $61.4 million in fiscal 1994 (of which $33.1 million was paid on January 28, 1994); $66.2 million in fiscal 1995; $85.0 million in fiscal 1996; $85.0 million in fiscal 1997; $94.4 million in fiscal 1998; $99.3 million in fiscal 1999; and $113.4 million in fiscal 2000. Prepayments made pursuant to the Credit Agreement are applied pro rata among the remaining scheduled principal payments. The Revolving Credit Facility matures in full at the end of July 1999.


     On August 12, 1993, the Company consummated the IPO. Of the approximately $65.8 million of estimated net proceeds of the IPO, the Company used $30.0 million to repay all borrowings outstanding under the EH II Credit Agreement and the balance to repay Senior Term Loan borrowings under the Credit Agreement consisting of Tranche A Term Loan borrowings of $27.5 million and Tranche B Term Loan borrowings of $8.3 million.

     Immediately prior to the IPO, the stockholders of EDS (which included certain of the Merrill Lynch Investors and certain of the Management Investors) exchanged their shares of EDS common stock for shares of Class A common stock of the Company pursuant to the EDS Exchange, which shares were subsequently converted into 3,781,275 shares of Common Stock after giving effect to the Stock Split. Following the EDS Exchange, EDS was merged into the Company with EH II becoming a wholly owned subsidiary of the Company, and the EH II Management Agreement was terminated upon the consummation of the IPO.

     On November 2, 1993 the Company consummated the Note Issuance. The net proceeds from the Note Issuance of $195.0 million were used to redeem the balance of the 13% Discount Debentures and

$145.0 aggregate principal amount of the 11 1/8% Debentures on December 2, 1993. The Notes were issued pursuant to an effective shelf registration statement relating to $350.0 million aggregate principal amount of Debt Securities. Subject to certain restrictions contained in the Credit Agreement, the Notes and the Company's other debt instruments, the Company may issue up to an additional $150.0 million aggregate principal amount of Debt Securities pursuant to such shelf registration statement.



     In fiscal 1993 and 1992, the Company had net losses of $2.9 million and $4.1 million, respectively. The losses in fiscal 1992 were primarily a result of the amortization of asset write-ups and performance related expenses resulting from the Acquisition and interest on the financing and in fiscal 1993 were primarily a result of the extraordinary item charges related to the Refinancing, the IPO and the Note Issuance. After adding back $45.3 million from the extraordinary charge and $92.3 million ($99.7 million in fiscal 1992) of non cash charges and adding $34.6 million of net working capital and other changes in fiscal 1993 (less $16.7 million in fiscal 1992), the Company had positive cash flow from operating activities of $169.3 million in fiscal 1993 ($78.9 million in fiscal 1992). The $90.4 million improvement in cash flow provided by operating activities for fiscal 1993 compared with fiscal 1992 was primarily due to a $46.0 million improvement in earnings before extraordinary items for fiscal 1993 compared with fiscal 1992, an increase of $87.4 million in accounts payable and accrued expenses for fiscal 1993 compared with an increase of $2.0 million in fiscal 1992, which was partially offset by increases in inventories and accounts receivable of $35.5 million and $13.9 million, respectively for fiscal 1993 compared with increases of $19.1 million and $0.6 million, respectively, in fiscal 1992.


     The Company had a net loss of $4.1 million in fiscal 1992 (net earnings of $2.7 million in fiscal 1991). After adding back $99.7 million ($113.9 million in fiscal 1991) of non cash charges less $16.7 million (plus $9.4 million in fiscal
1991) of net working capital and other changes in fiscal 1992, the Company had cash flow from operating activities of $78.9 million in fiscal 1992 ($126.0 million in fiscal 1991). The $47.1 million decrease in cash flow provided by operating activities for fiscal 1992 compared with fiscal 1991 was due in part to a full year of semi-annual interest payments of $44.8 million on the 13% Discount Debentures ($22.4 million in fiscal 1991), and the increase in accounts payable and accrued expenses of $30.6 million during fiscal 1991 compared with the increase in accounts payable and accrued expenses of $2.0 million during fiscal 1992.

     Net cash used in investing activities for fiscal 1993 was $18.5 million and net cash used for investing activities for fiscal 1992 was $76.0 million. Uses of cash were principally for capital expenditures of $38.9 million and $51.4 million, respectively, for additions to the Company's drug stores, Visionworks and Express Photo units and improvements to existing stores and, in fiscal 1993 and 1992, $11.5 million and $30.5 million, respectively, for the acquisition of certain drug store assets. In fiscal 1993, a source of cash to the Company from investing activities was the IFS Sale and Leaseback which provided approximately $35.0 million. Net cash used for investing activities for fiscal 1991 was $50.5 million, principally for capital expenditures of $49.4 million for additions to the Company's drug stores, Visionworks and Express Photo units and improvements to existing stores. Cash capital expenditures planned for fiscal 1994, which ends January 28, 1995, are expected to be approximately $45.0 million. Funds for the planned cash capital expenditures are expected to come from cash flow from operating activities and available borrowings, if necessary. In addition, the Company plans to finance future expansion or upgrade of photoprocessing equipment through new five-year operating leases in an amount of up to $10.0 million per year under the IFS Sale and Leaseback. Approximately $5.0 million has been financed as operating leases as of January 29, 1994. Such items were previously treated as capital expenditures.

     The Company used $157.4 million in cash from financing activities during fiscal 1993. The primary use of funds relates to the net repayment of $106.0 million of debt, the redemption of the 14 1/2% Preferred Stock and payment of dividends on such stock for an aggregate of $80.0 million and approximately $57.0 million in costs associated with the Refinancing and the Note Issuance. These uses of funds were offset partially by $64.8 million of net proceeds from the IPO and the $28.7 million increase in bank debit balances. Fiscal 1992 provided $7.2 million in cash principally to reduce bank debit balances and pay cash dividends on the 14 1/2% Preferred Stock. Financing activities in fiscal 1991 used $76.0 million in cash principally to reduce bank debt.



     On a pro forma basis giving effect to the Refinancing, the IPO, the Note Issuance and the use of the net proceeds therefrom as if such transactions had occurred at the beginning of fiscal 1993, total interest expense would have been $95.2 million in fiscal 1993 as compared with the actual total interest expense of $113.2 million in fiscal 1993, which represents a decrease of $18.0 million or 15.9%. As compared with the actual total interest expense of $137.4 million in fiscal 1992, the pro forma interest expense of $95.2 million in fiscal 1993 represents a decrease of of $42.2 million, or 30.7%.


     The Company anticipates that the combination of amortization of purchase accounting write-ups and interest on debt will have a negative impact upon future earnings and, to a lesser degree, cash flow from operating activities. The Company does not believe, however, that the impact of such planned amortization and interest expenses upon earnings indicates a present or future impairment of liquidity. Based upon the Company's ability to generate cash flow from operating activities, the available unused portion of the working capital revolving credit loans under the Credit Agreement and other existing financing sources, the Company believes that it will have the funds necessary to meet the principal and interest payments on its debt as they become due and to operate and expand its businesses.

     The payment of dividends and other distributions by the Company is subject to restrictions under certain of the financing agreements to which the Company is a party, including the Credit Agreement. See "Description of Certain Indebtedness." The Company does not intend to pay dividends on its Common Stock in the foreseeable future.

     The Company adopted SFAS 109, "Accounting for Income Taxes" in the first quarter of fiscal 1993. The adoption of SFAS 109 had no material effect on the Company's results of operations.

     In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." The implementation of SFAS No. 106 will not have any effect on the Company's results of operations because none of the Company's employee welfare and benefit plans provide for postretirement benefits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and auditors' report for the Company as set forth under Item 14 of this Form 10-K are incorporated herein by reference.

     Unaudited information on selected quarterly financial data of the Company for the years ended January 29, 1994 and January 30, 1993 required by this Item is presented below (in thousands):



                                                                           FISCAL 1993 QUARTERS ENDED
                                                                ------------------------------------------------
                                                                  05/01/93     07/31/93   10/30/93    01/29/94
                                                                -------------  ---------  ---------  -----------
FINANCIAL INFORMATION
- --------------------------------------------------------------
  Sales and other operating revenue...........................  $   1,055,152    981,195    972,675    1,181,517
  Cost of sales, including store occupancy, warehousing and
delivery expense..............................................        793,329    742,672    744,906      894,468
  Operating and administrative expenses.......................        210,420    209,526    212,200      225,834
  Net interest expenses.......................................         32,660     30,870     25,161       24,524
                                                                -------------  ---------  ---------  -----------
  Earnings (loss) before income taxes and extraordinary
item..........................................................         18,743     (1,873)    (9,592)      36,691
  Income taxes................................................            923      1,332       (455)         756
                                                                -------------  ---------  ---------  -----------
  Earnings (loss) before extraordinary item...................         17,820     (3,205)    (9,137)      35,935
  Extraordinary item-early retirement of debt and preferred
stock.........................................................             --    (27,663)    (2,421)     (14,270)
                                                                -------------  ---------  ---------  -----------
  Net earnings (loss).........................................         17,820    (30,868)   (11,558)      21,665
  Preferred stock dividends...................................          2,708      2,216         --           --
                                                                -------------  ---------  ---------  -----------
  Net earnings (loss) available to common shares..............  $      15,112    (33,084)   (11,558)      21,665
                                                                -------------  ---------  ---------  -----------
                                                                -------------  ---------  ---------  -----------
  Net earnings (loss) before extraordinary items per common
share.........................................................  $         .56       (.20)      (.29)        1.12
  Net earnings (loss) per common share........................  $         .56      (1.25)      (.37)         .68
  Weighted average common shares outstanding..................         26,917     26,505     31,606       32,073




                                                                            FISCAL 1992 QUARTERS ENDED
                                                                  ----------------------------------------------
                                                                   05/02/92    08/01/92   10/31/92    01/30/93
                                                                  -----------  ---------  ---------  -----------
FINANCIAL INFORMATION
- ----------------------------------------------------------------
  Sales and other operating revenue.............................  $   973,813    913,905    907,493    1,091,816
  Cost of sales, including store occupancy, warehousing and
delivery expense................................................      717,652    675,406    686,109      817,312
  Operating and administrative expenses.........................      214,652    213,310    207,817      219,869
  Net interest expenses.........................................       34,896     33,436     34,001       35,071
                                                                  -----------  ---------  ---------  -----------
  Earnings (loss) before income taxes and extraordinary item....        7,096     (8,247)   (20,434)      19,564
  Income taxes..................................................        2,857     (1,661)       664        1,004
                                                                  -----------  ---------  ---------  -----------
  Earnings (loss) before extraordinary item.....................        4,239     (6,586)   (21,098)      18,560
  Extraordinary item-tax effect of utilization of net operating
loss carryforward...............................................        2,317     (2,317)        --          762
                                                                  -----------  ---------  ---------  -----------
  Net earnings (loss)...........................................        6,556     (8,903)   (21,098)      19,322
  Preferred stock dividends.....................................        2,698      2,669      2,709        2,739
                                                                  -----------  ---------  ---------  -----------
  Net earnings (loss) available to common shares................  $     3,858    (11,572)   (23,807)      16,583
                                                                  -----------  ---------  ---------  -----------
                                                                  -----------  ---------  ---------  -----------
  Net earnings (loss) before extraordinary items per common
share...........................................................  $       .06       (.34)      (.88)         .59
  Net earnings (loss) per common share..........................  $       .15       (.43)      (.88)         .61
  Weighted average common shares outstanding....................       26,068     26,977     26,977       27,012


     Earnings (loss) per common share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings (loss) per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The name, age and office or principal occupation of the executive officers and directors of the Company and certain information relating to their business experience are set forth below:


     NAME                                            AGE                             POSITION
- -------------                                        ---                             --------
Stewart Turley..............................          59   Director, Chairman of the Board and Chief Executive Officer
Francis A. Newman...........................          45   Director, President and Chief Operating Officer
John W. Boyle...............................          65   Director and Vice Chairman of the Board
Dr. James T. Doluisio.......................          58   Director
Donald F. Dunn..............................          68   Director
Albert J. Fitzgibbons, III..................          48   Director
Lewis W. Lehr...............................          73   Director
Alexis P. Michas............................          36   Director
Rupinder S. Sidhu...........................          37   Director
Edward W. Kelly.............................          48   Senior Vice President/Merchandising
James M. Santo..............................          52   Senior Vice President/Administration and Secretary
Samuel G. Wright............................          43   Senior Vice President/Finance
Robert L. Myers.............................          48   Senior Vice President/Pharmacy
Robert D. Boos..............................          54   Vice President
Oren M. Peacock.............................          56   Vice President


     Mr. Turley is Chairman of the Board, President and Chief Executive Officer of the Company, positions he has held since 1975. He joined Old Eckerd in 1966 and has served as Senior Vice President (1971-1974) and President and Chief Executive Officer (1974-1975) prior to being elected to Chairman of the Board, President and Chief Executive Officer. He is also a director of Barnett Banks, Inc., Sprint Corporation and Springs Industries, Inc.

     Mr. Newman is President, Chief Operating Officer and Director of the Company, positions he has held since July 6, 1993. Prior to joining the Company, Mr. Newman served as President, Chief Executive Officer and a director of F&M Distributors, Inc. ("F&M"), a drug store chain, since 1986. Prior to joining F&M, he was the Executive Vice President of Household Merchandising, a retail firm, from 1984 to 1985 and the Senior Vice President of Merchandising for F.W. Woolworth, a retail firm, from 1980 to 1984. Mr. Newman is also a director of FabriCenters of America, a retail firm.

     Mr. Boyle was appointed Vice Chairman of the Board in February 1993. Prior thereto he was Senior Vice President/Finance and Administration of the Company, a position he has held for more than the past five years. He joined Old Eckerd as Senior Vice President/Finance and Administration in 1983.

     Dr. Doluisio is Dean of the College of Pharmacy, University of Texas, Austin, Texas. Dr. Doluisio has been Dean since 1973 and has served as chairman of the American Pharmaceutical Association, the American Association of College of Pharmacy Council of Deans, the American Association for the Advancement of Science and as a trustee of the United States Pharmacopeia.

     Mr. Dunn is retired Chairman of the Board and Chief Executive Officer of Maas Brothers/Jordan Marsh, a division of Allied Stores Corporation, New York, New York. In his 39-year career with Allied Stores, starting as an executive trainee, Mr. Dunn held numerous management positions including that of executive group manager of Allied Stores for Jordan Marsh and Maas Brothers in Florida, Cain-Sloan in Tennessee and Joske's in Texas. Mr. Dunn is also a director of Tech Data Corporation and Younkers, Inc.

     Mr. Fitzgibbons has been a director of Merrill Lynch Capital Partners since 1988. He has been a Partner of Merrill Lynch Capital Partners since 1993; an Executive Vice President of Merrill Lynch Capital Partners from 1988 to 1993; a Senior Vice President of Merrill Lynch Capital Partners from 1987 to 1988; a Managing Director of the Investment Banking Division of Merrill Lynch & Co. ("ML & Co.") since 1978; and Vice President of Merrill Lynch from 1974 to 1988. He is also a director of Amstar Corporation, Borg-Warner Security Corporation, Borg-Warner Automotive, Inc., Consumer Markets, Inc., ESSEX Industries, Inc., Unifax, Inc., AmeriFoods Companies, Inc., White Swan, Inc. and United Artists Theatre Circuit, Inc.

     Mr. Lehr is former Chairman of the Board of 3M Company, St. Paul, Minnesota. In his 39-year career with 3M Company, starting as an engineer, Mr. Lehr held numerous management positions and from 1980 to March 1986, when he retired, was Chairman of the Board and Chief Executive Officer. He also serves as a director of various IDS Funds.

     Mr. Michas has been a director of Merrill Lynch Capital Partners since 1989. He has been a Partner of Merrill Lynch Capital Partners since 1993; a Senior Vice President of Merrill Lynch Capital Partners from 1990 to 1993; a Vice President of Merrill Lynch Capital Partners from 1987 to 1989; a Managing Director of the Investment Banking Division of ML & Co. since 1991; a Director of the Investment Banking Division of ML & Co. from 1990 to 1991; and a Vice President of the Investment Banking Division of ML & Co. from 1987 to 1989. He is also a director of Amstar Corporation, Borg-Warner Security Corporation, Borg-Warner Automotive, Inc. and Blue Bird Body Corporation.

     Mr. Sidhu has been a director of Merrill Lynch Capital Partners since 1988. He has been a Partner of Merrill Lynch Capital Partners since 1993; a Senior Vice President of Merrill Lynch Capital Partners since 1987; a Vice President of Merrill Lynch Capital Partners from 1985 to 1987; a Managing Director of the Investment Banking Division of ML & Co. from 1989 to 1993; and a Director of the Investment Banking Division of ML & Co. from 1987 to 1989. He is also a director of Clinton Mills, Inc., First-USA, Inc., John Alden Financial Corporation and Wherehouse Entertainment, Inc.

     Mr. Kelly was appointed Senior Vice President/Merchandising in February 1993. Prior thereto he served as Vice President of Merchandising of Eckerd Drug Company, formerly Old Eckerd's principal subsidiary ("Eckerd Drug Company") and now the Company's principal division, for more than the past five years.

     Mr. Santo was appointed Senior Vice President/Administration in February 1993. Prior thereto he was Vice President/Legal Affairs of the Company, a position he has held for more than the past five years. In addition, Mr. Santo was appointed Secretary of the Company effective January 1, 1992.

     Mr. Wright was appointed Senior Vice President/Finance in February 1993. Prior thereto he was Vice President and Controller of the Company, a position he has held since September 1988. Mr. Wright became Vice President of the Company in June 1986. In addition, Mr. Wright has served as Vice President of Finance of Eckerd Drug Company since May 1985.

     Mr. Myers was appointed Senior Vice President/Pharmacy in February 1993. Prior thereto he was Vice President of the Company, a position he has held for more than the past five years. In addition, Mr. Myers has served as Vice President of Pharmacy Services of Eckerd Drug Company for more than the past five years.

     Mr. Boos was appointed Vice President of the Company in April 1991. In addition, Mr. Boos has been Vice President of Real Estate and Development of Eckerd Drug Company since August 1985. Mr. Boos joined Eckerd Drug Company in 1982.

     Mr. Peacock is Vice President of the Company, a position he has held for more than the past five years. Mr. Peacock is also a Senior Regional Vice President for the North Texas Region of Eckerd Drug Company.

     Messrs. Turley, Boyle, Doluisio, Dunn, Fitzgibbons and Lehr have been directors of the Company since May 1986. Mr. Sidhu became a director of the Company in April 1988 and Mr. Michas became a director of the Company in April 1990, and Mr. Newman became a director in July 1993.

     The Board of Directors of the Company is divided into three classes serving staggered three-year terms. The terms of office of Messrs. Boyle, Doluisio and Sidhu will expire in 1994, the terms of office of Messrs. Michas, Dunn and Newman will expire in 1995 and the terms of office of Messrs. Fitzgibbons, Turley and Lehr will expire in 1996.

     Messrs. Doluisio, Dunn and Lehr serve as members of the Audit Committee, Messrs. Fitzgibbons, Dunn and Lehr serve as members of the Executive Compensation and Stock Option Committee, and Messrs. Turley, Dunn and Fitzgibbons serve as members of the Executive Committee, of the Board of Directors of the Company. Officers of the Company serve at the discretion of the Board of Directors. Messrs. Fitzgibbons, Sidhu and Michas are employees of Merrill Lynch Capital Partners and serve on the Board of Directors of the Company as representatives of the Merrill Lynch Investors.

     Officers are elected for a one-year term by the Board of Directors at its annual meeting. There is no family relationship between any of the aforementioned officers or directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information for the 1993, 1992 and 1991 fiscal years with respect to the Chief Executive Officer, each of the four most highly paid executive officers of the Company who were serving as executive officers at January 29, 1994 and one of the five most highly compensated executive officers of the Company during fiscal 1993 who was no longer an executive officer at January 29, 1994.

                           SUMMARY COMPENSATION TABLE




                                                          ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                                 -------------------------------------  ------------------------
                                                                                         AWARDS(9)     PAYOUTS
                                                                                        -----------  -----------
                                                                                         NUMBER OF    LONG-TERM
                                                                                        SECURITIES    INCENTIVE
         NAME AND PRINCIPAL                                             OTHER ANNUAL    UNDERLYING      PLAN          ALL OTHER
            POSITION(1)                 YEAR      SALARY      BONUS    COMPENSATION(2)    OPTIONS      PAYOUTS    COMPENSATION(5)(6)
- ------------------------------------  ---------  ---------  ---------  ---------------  -----------  -----------  -----------------
Stewart Turley, Chairman of the            1993  $ 601,467  $ 202,093    $   --             25,000    $ 138,750       $  --
  Board, and CEO                           1992    591,351    135,906        324,696(3)     --          133,200         469,097
                                           1991    556,244    306,388                                    87,450
Francis A. Newman, President and           1993  $ 285,601  $ 250,000    $   --            215,000    $  --           $  --
  Chief Operating Officer(4)
Harry W. Lambert, Senior Vice              1993  $ 361,467  $ 121,453    $   --             --        $  83,750       $  --
  President, President--Eckerd Drug        1992    356,351     81,774        120,577        --           80,400         209,828
  Company(7)                               1991    336,244    184,937                                    52,800
John W. Boyle, Vice Chairman of the        1993  $ 319,467  $ 107,341    $   --             20,000    $  72,500       $  --
  Board                                    1992    311,351     71,408        168,935        --           69,600         297,251
                                           1991    291,244    160,095                                    45,540
Richard W. Roberson, Senior Vice           1993  $ 187,297  $  60,414    $   --             12,000    $  42,250       $  --
  President, President--Eckerd             1992    181,558     51,950         67,089        --           40,560         117,635
  Vision Group, Chairman of the            1991    170,244     62,926                                    26,400
  Board and CEO Insta-Care (8)
James M. Santo, Senior Vice                1993  $ 171,796   $ 57,724     $   --             12,000    $  37,750       $  --
  President--Administration and            1992    162,558     37,086         70,825        --           36,240         119,536
  Secretary                                1991    152,243     83,360                                    23,595



- ---------------
(1) The Company entered into employment agreements with each of the named executive officers that provide for severance payments upon the occurrence of events such as death or termination. See "Employment Agreements."

(2) The amounts shown in this column consist of (i) tax "gross up" payments made with respect to certain compensation, including payments made with respect to the named executive officers' Management Notes (see
                                         (Footnotes continued on following page)

(Footnotes continued from preceding page) note (6)) that are reflected under the heading "All Other Compensation," and
    (ii) with respect to Mr. Turley, certain perquisites. See note (3).

(3) Included in this amount are an automobile allowance of $27,812 and payments for long-term disability insurance of $18,480.


(4) Mr. Newman's employment with the Company commenced on July 6, 1993. Under Mr. Newman's employment agreement, the aggregate amount of his annual bonus and Long Term Incentive Plan payouts are guaranteed to be not less than $250,000 in each of 1993 and 1994.


(5) Each named executive officer participates in The Jack Eckerd Corporation Profit Sharing Plan (the "Profit Sharing Plan") and The Jack Eckerd Corporation Executive Excess Plan (the "Executive Excess Plan"). The Executive Excess Plan replaces benefits under the Profit Sharing Plan (and The Jack Eckerd Corporation Pension Plan) which are reduced under provisions of the Internal Revenue Code. The amounts allocable in 1993 to the named executive officers under the Profit Sharing Plan and the Executive Excess Plan (with respect to the Profit Sharing Plan) were not calculable as of the date hereof. The amounts allocable in 1992 were as follows: Mr. Turley, $16,622, Mr. Lambert, $9,870, Mr. Boyle, $8,533, Mr. Roberson, $3,106, and
    Mr. Santo, $3,111.

(6) The balances of the amounts shown in 1992 consist of the following amounts paid to each named executive officer equaling the principal amounts due on the named executive officers' Management Notes and the excess, if any, of the interest due on their Management Notes over the interest payable by the Company on their Convertible Debentures: Mr. Turley, $452,475, Mr. Lambert, $199,958, Mr. Boyle, $288,718, Mr. Roberson, $114,529, and Mr. Santo,
    $116,426. In 1992, payment on the Management Notes was accelerated and the Company made additional payments to the named executive officers in an amount equal to the remaining principal amount due on their Management Notes. The Management Notes were repaid in full and there are no future obligations by the Company or the named executive officers on these Management Notes. See "Compensation Committee Interlocks and Insider Participation."


(7) Mr. Lambert retired from his positions as Senior Vice President of the Company and President of Eckerd Drug Company and became a consultant to the Company effective September 30, 1993. Amounts paid to Mr. Lambert after September 30, 1993 which are included in his 1993 salary totalled $120,502. See "Separation Agreements."



(8) Mr. Roberson resigned from his employment with the Company effective March 31, 1994. See "Separation Agreements."


(9) No restricted stock was awarded during the year ended January 29, 1994. As of January 29, 1994 the named executive officers restricted stock holdings (number of shares and value) were as follows: Mr. Turley, 28,081, $554,600, Mr. Lambert, 15,431, $304,762, Mr. Roberson, 6,755, $133,411 and Mr. Santo,
    6,013, $118,757.     Mr. Newman and Mr. Boyle had no restricted stock
    holdings at January 29, 1994.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table presents information concerning grants of stock options during the 1993 fiscal year to each of the named executive officers. No stock appreciation rights were granted during the 1993 fiscal year.




                                            INDIVIDUAL GRANTS
                          ------------------------------------------------------
                                         PERCENT OF                                              POTENTIAL REALIZABLE VALUE AT
                           NUMBER OF        TOTAL                                                           ASSUMED
                          SECURITIES    OPTIONS/SARS                   MARKET                     ANNUAL RATES OF STOCK PRICE
                          UNDERLYING     GRANTED TO     EXERCISE OR     PRICE                   APPRECIATION FOR OPTION TERM(2)
                          OPTION/SARS   EMPLOYEES IN    BASE PRICE   ON DATE OF   EXPIRATION  -----------------------------------
    NAME                    GRANTED    FISCAL YEAR(1)    PER SHARE    GRANT(2)       DATE        0%          5%           10%
- ------------------------  -----------  ---------------  -----------  -----------  ----------  ---------  -----------  -----------
Stewart Turley..........      25,000            2.9%     $   14.00    $   14.00     08/12/03  $   0      $   220,113  $   557,810
Francis A. Newman.......     200,000           23.4          10.00        14.00     08/12/03    800,000    1,257,789    3,187,485
                              15,000            1.8          14.00        14.00     08/12/03      0          132,068      334,686
Harry W. Lambert........      --             --             --           --           --         --          --           --
John W. Boyle...........      20,000            2.3          14.00        14.00     08/12/03      0          176,090      446,248
Richard W. Roberson.....      12,000            1.4          14.00        14.00     08/12/03      0          105,654      267,749
James M. Santo..........      12,000            1.4          14.00        14.00     08/12/03      0          105,654      267,749



- ---------------

(1) Based on a total of 855,915 options granted to all employees. All options granted to the named executive officers were granted on August 12, 1993. Commencing three years after date of grant, the options are exercisable to the extent of 50%, with an additional 25% exercisable after each of the next two successive years.


(2) The market price on the date of grant used herein was the initial public offering price.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES (1)



     The following table presents information concerning the exercise of stock options during the 1993 fiscal year and the value of unexercised stock options at the end of the 1993 fiscal year with respect to the named executive officers. No SARs are currently outstanding.





                                                                                              VALUE OF UNEXERCISED
                                                                                                  IN-THE MONEY
                                                                                                  OPTIONS/SARS
                                                       NUMBER OF SECURITIES UNDERLYING             AT FY-END
                                                      UNEXERCISED OPTIONS/SARS AT FY-END         (EXERCISABLE/
     NAME                                                (EXERCISABLE/UNEXERCISABLE)             UNEXERCISABLE)
- --------------------------------------------------  --------------------------------------  ------------------------
Stewart Turley....................................              44,421/25,000                $467,275/$143,750
Francis A. Newman.................................                 -0-/215,000               $    -0-/$2,036,250
Harry W. Lambert..................................              20,800/-0-                   $218,800/-0-
John W. Boyle.....................................              20,800/20,000                $218,800/$115,000
Richard W. Roberson...............................              10,400/12,000                $109,400/$69,000
James M. Santo....................................               9,100/12,000                $ 95,725/$69,000



- ---------------

(1) None of the named executive officers exercised any options during the 1993 fiscal year.

           LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR (1)

     The following table presents information regarding Long-Term Incentive Plan Awards made during the 1993 fiscal year to each of the named executive officers.




                                             PERFORMANCE
                                               OR OTHER       ESTIMATED FUTURE PAYOUTS UNDER
                                             PERIOD UNTIL       NON-STOCK PRICE-BASED PLANS
                                              MATURATION   -------------------------------------
     NAME                                     OR PAYOUT     THRESHOLD     TARGET       MAXIMUM
- -------------------------------------------  ------------  -----------  -----------  -----------
Stewart Turley.............................     1993-1995   $  30,073   $   150,367  $   300,734
Francis A. Newman..........................     1993-1995      25,000       125,000      250,000
Harry W. Lambert...........................     1993-1995       6,024        30,122       60,244
John W. Boyle..............................     1993-1995      15,973        79,867      159,734
Richard W. Roberson........................     1993-1995      --           --           --
James M. Santo.............................     1993-1995       8,590        42,949       85,898



- ---------------


(1) All amounts shown represent grants made pursuant to the Company's Executive Three Year Bonus Plan. The bonus awards are granted annually and the payment of such awards are contingent on the attainment of certain performance criteria. The total payment with respect to a grant is based on the annual average increase in the Company's earnings before interest and taxes, as adjusted, and the average annual return on investment, during a three-year performance period consisting of the current year and the succeeding two years, subject to achieving certain specified minimum performance objectives for the three-year period, and are calculated as a percentage of a participant's annual base salary as of the beginning of a three-year performance period. The maximum amount of the bonus award is 50% of the participating executives' annual base salary at the beginning of a performance period. Since a target award is not applicable, the target amount is representative of the amount which would be paid on the payout date based on the previous fiscal year's performance results.

THE JACK ECKERD CORPORATION PENSION PLAN

     The Jack Eckerd Corporation Pension Plan (the "Pension Plan") is qualified under the Code and is non-contributory. Employees who retire or terminate as vested participants are entitled to receive retirement benefits under a final average compensation formula. To the extent benefits cannot be provided under the Pension Plan due to the limitations imposed by Sections 415 and 401(a)(17) of the Code, such benefits will be provided for Messrs. Turley, Lambert and Boyle under The Jack Eckerd Corporation Executive Excess Plan (the "Excess Plan") which is not qualified under the Code. Mr. Roberson and Mr. Santo do not participate in the Excess Plan. Mr. Newman is not eligible to participate in this plan because he has not met the minimum length of service requirement.

     The following table sets out the estimated Minimum Annual Retirement Benefits payable at age 65 for the noted levels of final average annual compensation and years of service:

                               PENSION PLAN TABLE



                                 CREDITED YEARS OF SERVICE(1)(2)
 FINAL AVERAGE   ---------------------------------------------------------------
 COMPENSATION     15 YEARS     20 YEARS     25 YEARS     30 YEARS     35 YEARS
- ---------------  -----------  -----------  -----------  -----------  -----------
 $     150,000   $    35,550  $    47,400  $    59,250  $    59,250  $    59,250
       250,000        59,250       79,000       98,750       98,750       98,750
       350,000        82,950      110,600      138,250      138,250      138,250
       450,000       106,650      142,200      177,750      177,750      177,750
       550,000       130,350      173,800      217,250      217,250      217,250
       650,000       154,050      205,400      256,750      256,750      256,750
       750,000       177,750      237,000      296,250      296,250      296,250
       850,000       201,450      268,600      335,750      335,750      335,750
       950,000       225,150      300,200      375,250      375,250      375,250
     1,050,000       248,850      331,800      414,750      414,750      414,750
     1,150,000       272,550      363,400      454,250      454,250      454,250
     1,250,000       296,250      395,000      493,750      493,750      493,750


- ---------------

(1) The Pension Plan provides for a Minimum Annual Retirement Benefit at age 65 after 25 years of service equal to 24% of final average compensation plus 15.5% of final average compensation in excess of an employee's average Social Security maximum taxable wage base for the 35 years ending with the employee's Social Security normal retirement age. The Minimum Annual Retirement Benefit includes the income which could be provided by a monthly annuity for life purchased with the Profit Sharing Plan vested account balance. Final average compensation is the average compensation (including base salary, Key Management Bonus, and Executive Three-Year Bonus) ("Salary," "Bonus," and "Long-Term Incentive Plan Payouts" in the Summary Compensation Table) for the highest consecutive five of the final ten years of employment. It also includes certain perquisites. The retirement benefit amounts shown are age 65 single life annuity amounts and are not subject to any deduction for Social Security or other offset amounts. The years of service and the current level of compensation recognized for retirement purposes (which would be used to calculate average annual compensation) for the named executive officers are as follows: Mr. Turley, 27 years and $716,181, Mr. Lambert, 23 years and $431,788, Mr. Boyle, 10 years and $372,321, Mr. Roberson, 16 years and $223,319, and Mr. Santo, 17 years and $202,703. The final average compensation for retirement purposes for the relevant five-year period is as follows: Mr. Turley $957,623, Mr. Lambert, $569,811, Mr. Boyle, $492,938, Mr. Roberson, $216,720, and Mr. Santo,
    $212,597.

(2) Mr. Newman is not eligible to participate in this plan because he has not met the minimum length of service requirements.

THE EXECUTIVE SUPPLEMENTAL BENEFIT PLAN

     The Executive Supplemental Benefit Plan (the "ESBP") is a non-qualified, non-contributory plan that provides for supplemental retirement and death benefits for the executive officers, including the named executive officers, and other key management employees of the Company and its subsidiaries.

     The following table sets out the estimated annual benefits payable at age 65 for the noted levels of mid-point salaries:



                        COVERED            ANNUAL BENEFIT
                       SALARY(1)             PAYABLE(2)
                    ----------------  ------------------------
                      $    100,000          $     25,000
                           200,000                50,000
                           300,000                75,000
                           400,000               100,000
                           500,000               125,000
                           600,000               150,000
                           700,000               175,000


- ---------------

(1) Under the ESBP, the Company is obligated to pay a participant commencing at age 65 an annual amount equal to 25% of the participant's covered salary in equal monthly installments for 15 years. The covered salary is the mid-point salary of a salary range for a particular executive position that is calculated by the Company. It does not relate to the figures provided in the Summary Compensation Table. The mid-point range for 1993 recognized for retirement purposes of the named executive officers are as follows: Mr. Turley, $512,400, Mr. Newman, $484,500, Mr. Lambert, $318,200, Mr. Boyle,
    $263,000, Mr. Roberson, $163,200 and Mr. Santo, $135,000. The years of service for 1993 recognized for retirement purposes were the same as those provided with respect to the Pension Plan. The ESBP also provides that, in the event of the death of a participant prior to retirement, the participant's beneficiary is entitled to receive either (a) a lump sum payment equal to four times the participants covered salary, or (b) an amount equal to 90% of the participant's covered salary for the first year after death plus 45% of the covered salary annually for the next nine years.

(2) Assumes the sum of the participant's age and the number of years of service (which cannot be less than 5) is at least 70. If less than 70, benefits are prorated pursuant to a formula.

EMPLOYMENT AGREEMENTS


     Messrs. Boyle and Turley entered into employment agreements with the Company which became effective April 30, 1986 that provided for base salaries of $216,000 and $410,000, respectively, and for such bonuses under the Company's bonus plan as the Board, in its discretion, shall determine. Each employment agreement provides for an initial term of employment of three years and, thereafter, is automatically renewed on a year-to-year basis, unless terminated by the Company or such employee.



     Each of the above employment agreements provides that (i) upon the death of the employee, the Company will make a lump sum payment to his beneficiary, estate or representative in an amount equal to his current annual base salary and (ii) upon involuntary termination of employment for disability or any reason other than for cause, the Company will make a lump sum payment to such employee equal to two times such employee's current annual base salary (or, if greater, the base salary which would have been paid to such employee during the remaining term of his employment agreement if he had not been terminated) plus a pro rata portion of any bonus payable to the employee under certain bonus compensation plans in the year of such disability or involuntary termination and, subject to certain limitations, will continue such employee's life, disability and hospitalization insurance and medical and dental plans for a two-year period. The employment agreement with Mr. Lambert and the Company, which provided similar terms, was terminated effective September 30, 1993 pursuant to a consulting agreement. See "Separation Agreements."


     In October 1988 the Company entered into an employment agreement with Mr. Santo that provides that upon involuntary termination of employment (except for cause) the Company will pay him a severance payment in an amount equal to his then current annual base salary in monthly installments plus a pro rata portion of certain bonus compensation payable under certain bonus plans, and, subject to certain limitations, the Company will continue certain insurance and medical benefits. The severance payments and benefits are payable for one year or 18 months, depending on length of service. The agreement is for a one-year term and is automatically renewed on a year-to-year basis, unless terminated by the Company or Mr. Santo. Mr. Roberson had an employment agreement which had substantially the same terms as Mr. Santo's employment agreement which was terminated effective March 31, 1994. See "Separation Agreements."



     On June 9, 1993, the Company entered into an employment agreement with Mr. Newman whose period of employment as President of the Company commenced July 6, 1993. The agreement provides that upon involuntary termination of employment (except for cause) the Company will pay Mr. Newman a severance payment in an amount equal to two times his then current annual base salary in monthly installments plus a pro rata portion of certain bonus compensation payable under certain bonus plans, and, subject to certain limitations, the Company will continue certain insurance and medical benefits. The severance payments and benefits are payable for two years. The agreement is for a two-year term and is automatically renewed on a year-to-year basis, unless terminated by the Company or Mr. Newman.


SEPARATION AGREEMENTS


     Harry W. Lambert, who served as Senior Vice President of the Company and President of Eckerd Drug Company for more than the past five years, retired from both positions effective September 30, 1993. Mr. Lambert entered into a consulting agreement with the Company which became effective October 1, 1993 (the "Consulting Agreement"), pursuant to which Mr. Lambert has agreed to act as a consultant and advisor to the Company. In consideration of such services, Mr. Lambert is entitled to compensation in the amount of $30,000 per month until March 31, 1994 and $19,726 per month from April 1, 1994 until April 15, 1997, the date the Consulting Agreement terminates, and will continue to participate in certain of the Company's employee benefit programs.



     Richard W. Roberson, who served as Senior Vice President of the Company, President of the Vision Group and Chairman of the Board and Chief Executive Officer of Insta- Care, entered into a separation agreement with the Company effective as of March 31, 1994 in conjunction with the sale of the assets of the Vision Group to an investor group which includes Mr. Roberson. See "Item 13. Certain Relationships and Related Transactions." Under the terms of the separation agreement, the Company will pay Mr. Roberson an aggregate of $200,000 in quarterly payments of $25,000 commencing July 15, 1994 and ending on April 15, 1996, which payments are contingent upon his continued employment with Visionworks.



MANAGEMENT RESTRICTED STOCK



     Prior to the consummation of the IPO, the Management Investors and certain other employees of Eckerd owned shares of Class B common stock, 60% of which was fully vested. The remaining non-vested shares of Class B common stock were designed to vest upon the achievement of specified levels of financial performance and other criteria. Immediately prior to the consummation of the IPO, all shares of vested Class B common stock and 50% of the non-vested shares of Class B common stock were exchanged for Common Stock at the rate of 0.69118 shares of Common Stock for each share of Class B common stock (prior to the Stock Split). The remaining shares of non-vested Class B common stock were exchanged at the same exchange ratio for shares of Common Stock subject to certain restrictions (the "Management Restricted Stock"). The Management Restricted Stock will vest automatically on July 31, 1998 provided that the holder thereof is then employed by the Company. The Management Restricted Stock may vest earlier over a three-year period upon the achievement by the Company of certain levels of performance as indicated by the market price of the Common Stock of the Company during each of the 12-month periods ended July 31, 1994, 1995 and 1996 (each of the dates or events upon which the Management Restricted Stock may vest is referred to as a "Restricted Stock Event").

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


     At January 29, 1994, the Company's Executive Compensation and Stock Option Committee consisted of Lewis W. Lehr, Donald F. Dunn and Albert J. Fitzgibbons,
III. Mr. Turley, an executive officer of the Company, was a member of the Executive Compensation and Stock Option Committee until August 5, 1993, at which time he was replaced by Mr. Dunn. Mr. Fitzgibbons is Executive Vice President and a member of the Board of Directors of Merrill Lynch Capital Partners and is a Managing Director of ML & Co., which are affiliates of the Company.


     Merrill Lynch Capital Partners is a Delaware corporation and a wholly owned subsidiary of ML & Co. which initiates and structures transactions commonly referred to as leveraged or management buyouts involving publicly owned companies, privately owned companies and subsidiaries and divisions of both publicly and privately owned companies, and manages a fund of equity capital committed by institutional investors for investment in the equity portion of leveraged buyout transactions.

     Merrill Lynch Capital Partners is the direct or indirect managing partner of Merrill Lynch Capital Appreciation Partnership No. II, L.P., ML Offshore LBO Partnership No. II, ML Employees LBO Partnership No. I, L.P., Merrill Lynch KECALP L.P. 1986, Merrill Lynch Capital Appreciation Partnership No. B-IX, L.P., ML Offshore LBO Partnership No. B-IX, MLCP Associates L.P. No. II, Merrill Lynch KECALP L.P. 1989, ML IBK Positions, Inc., Merchant Banking L.P. No. IV, ML Oklahoma Venture Partners, Limited Partnership and ML Venture Partners II, L.P., which are stockholders of the Company. Merrill Lynch Interfunding, Inc., an affiliate of Merrill Lynch Capital Partners, is also a stockholder of the Company.

     In January 1987, the Company entered into a sale and leaseback agreement involving 72 Eckerd Drug stores, in a transaction arranged by and including certain affiliates of ML & Co. Pursuant to this agreement, the Company sold 72 Eckerd Drug stores for $48.1 million and is obligated to lease them back for a minimum term of ten years. The Company paid a fee equal to 1 1/2% of the sales price, or approximately $721,500, to an affiliate of ML & Co. for arranging the transaction. Lease payments by the Company, payable semi-annually, are approximately $5.9 million per annum. In addition, an affiliate of ML & Co. will receive a management fee of approximately $100,000 per annum, payable out of such lease payments during the term of the lease. The Company believes that the terms of this agreement were no less favorable to the Company than could have been obtained from unaffiliated third parties.

     In April 1989, the Company entered into a Master Lease (the "Master Lease") with a third-party lessor ("Lessor") established by an affiliate of ML & Co. Under the Master Lease the Lessor finances the purchase of sites for development as Visionworks and Eckerd Drug stores and finances the construction of the buildings and the acquisition of equipment. The selection of sites and construction of improvements was undertaken by the Company acting as the Lessor's agent pursuant to a construction agency agreement (the "Agreement for Lease"). Under the Agreement for Lease, the Company constructed the improvements and leased the properties from the Lessor pursuant to the Master Lease. As of January 29, 1994, there were 12 stores leased under the Master Lease with a total acquisition and construction cost of approximately $18.4 million. The Company pays a structure fee to the ML & Co. affiliate equal to 1% of the cost of the land, building and equipment leased under the Master Lease plus an administration fee. The Company paid the ML & Co. affiliate fees totalling $44,000, $45,000 and $408,000 for the years ended January 29, 1994, January 30,
1993 and February 1, 1992, respectively. The Company believes that the terms of this arrangement were no less favorable to the Company than could have been obtained from unaffiliated third parties.

     In July 1989, the Company entered into a Placement Agency Agreement with Merrill Lynch Money Markets, Inc., an affiliate of ML & Co. Under the Placement Agency Agreement, Merrill Lynch Money Markets, Inc. acted as the exclusive Placement Agent for the private placement to accredited investors of the Company's unsecured notes with maturities of up to 270 days from date of issue. The Company did not pay Merrill Lynch Money Markets, Inc. any amounts in connection with this facility during the year ended January 29, 1994. The Company believes that the terms of this arrangement were no less favorable to the Company than could have been obtained from unaffiliated third parties.

     On June 15, 1993, the Company, EDS and EH II amended the EH II Management Agreement (the "EH II Management Agreement Amendment"). Pursuant to the EH II Management Agreement Amendment, EH II paid to Eckerd an accrued and previously deferred management fee, including interest payable thereon, of approximately $22.0 million and an advance, representing prepayment by EH II of the management fee to be earned by Eckerd in the future, of approximately $18.0 million. Such advance was evidenced by the EH II Note. The EH II Management Agreement was terminated, and the EH II Note was repaid, upon consummation of the IPO.

     Eckerd also entered into an Exchange Agreement dated as of July 23, 1990 (the "EDS Exchange Agreement") pursuant to which the holders of EDS common stock had the right to exchange their shares for shares of Class A common stock of Eckerd on a share-for-share basis (subject to anti-dilution adjustments) and which granted Eckerd rights of first refusal on the common stock and certain assets of EH II. The Company and the stockholders of EDS amended the Exchange Agreement as of July 29, 1993 to provide for the exchange of EDS common stock for Common Stock at the rate of 1.95 shares of Common Stock for each share of EDS common stock (prior to the Stock Split). Such exchange rate was determined based upon the analysis and opinion of Bear, Stearns & Co. Inc., one of the representatives of the underwriters in the IPO. The Merrill Lynch Investors owned approximately 74.14% of the common stock of EDS.

     Certain members of management (the "Management Group") purchased, at the effective time of the Acquisition, an aggregate of $8.36 million principal amount of convertible debentures of the Company in exchange for $3.14 million in recourse notes and $5.22 million in non-recourse notes (the "Management Notes"). In April 1992, the Management Notes, which then totaled $2.83 million, were paid in their entirety and the convertible debentures which totaled $8.09 million were exchanged for 1,304,289 shares of Class A common stock of Eckerd. During 1992 and 1993 a total of seven members of the Management Group left the Company. The Company repurchased the Common Stock (507,939 shares) from these former members of the Management Group for cash and notes totaling $13.35 million.


     Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), an affiliate of each of ML & Co. and Merrill Lynch Capital Partners, acted as one of the representatives of the underwriters in the IPO and received underwriting commissions and related fees of approximately $1.85 million in connection therewith.


     In addition, in its role as sole underwriter in the issuance of the Notes, Merrill Lynch received approximately $4.0 million in underwriting discounts from the Company.

COMPENSATION OF DIRECTORS

     Members of the Board of Directors who are not employees of the Company are paid for their services as members of the Board an annual fee of $18,000 and a fee of $1,500 for each Board or Committee meeting attended, unless the Committee meeting is held in conjunction with a Board meeting, in which case the Committee member is paid a fee of $1,000 for attending the Committee meeting. Employee directors receive no fee for Board or Committee services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 26, 1994 by (i) each of the directors of the Company, (ii) each of the named executive officers of the Company (iii) each person known by the Company to be the beneficial owner of approximately five percent or more of the outstanding Common Stock and (iv) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The following table treats the 136,808 shares of Management Restricted Stock as issued and outstanding.




                                                                                       SHARES OF
NAME                                                                                  COMMON STOCK   PERCENTAGE
- ----                                                                                 --------------  ----------
Merrill Lynch Investors(1).........................................................     14,697,104       46.45%
The Equitable Life Assurance Society of the
  United States(2).................................................................      1,654,526         5.23
J.P. Morgan Capital Corp.(3).......................................................      1,641,422         5.19
Company Employees' Profit Sharing Plan(4)..........................................      1,409,522         4.45
Stewart Turley(5)..................................................................        567,623         1.79
Francis A. Newman..................................................................          5,400        *
John W. Boyle(6)...................................................................        144,505        *
Dr. James Doluisio(7)..............................................................          6,437        *
Donald F. Dunn(8)..................................................................         13,217        *
Albert J. Fitzgibbons, III(9)(10)..................................................          4,717        *
Lewis W. Lehr(11)..................................................................          9,017        *
Alexis P. Michas(9)(12)............................................................          4,675        *
Rupinder S. Sidhu(9)(13)...........................................................          4,717        *
Harry W. Lambert(14)...............................................................        271,894        *
Richard W. Roberson(15)............................................................        119,999        *
James M. Santo(16).................................................................        113,053        *
All directors and executive officers as a group (18 persons) (17)(18)..............      1,651,781         5.19



- ---------------
   * Less than one percent

 (1) Shares of Common Stock beneficially owned by the Merrill Lynch Investors are owned of record as follows: 941,148 shares by Merrill Lynch Interfunding, Inc., 9,816,294 shares by Merrill Lynch Capital Appreciation Partnership No. II, L.P., 249,567 shares by ML Offshore LBO Partnership No. II, 244,022 shares by ML Employees LBO Partnership No. I, L.P., 98,597 shares by Merrill Lynch KECALP L.P. 1986, 1,350,577 shares by Merrill Lynch Capital Appreciation Partnership No. B-IX, L.P., 791,101 shares by ML Offshore LBO Partnership No. B-IX, 21,419 shares by MLCP Associates L.P. No. II., 133,856 shares by Merrill Lynch KECALP L.P. 1989, 895,676 shares by ML IBK Positions, Inc., 46,513 shares by Merchant Banking L.P. No. IV, 15,491 shares by ML Oklahoma Venture Partners, Limited Partnership and 92,843 shares by ML Venture Partners II, L.P. The address for the Merrill Lynch Investors and each of the aforementioned record holders is c/o Merrill Lynch & Co., Inc., Merrill Lynch World Headquarters, North Tower, 18th Floor, New York, New York 10281-1201.

 (2) Includes 165,452 shares of Common Stock beneficially owned by Equitable Variable Life Insurance Company. The address for The Equitable Life Assurance Society of the United States and Equitable Variable Life Insurance Company is 1285 Avenue of the Americas, 19th Floor, New York, New York 10019.

 (3) Includes 1,036,400 shares of Common Stock and 605,022 shares of Non-Voting Common Stock beneficially owned by J.P. Morgan Capital Corporation ("MCC"). MCC may convert shares of Non-Voting Common Stock into shares of Common Stock to the extent that it would not own more than 4.9% of the voting securities of the Company. The address for MCC is 60 Wall Street, New York, NY 10260.

 (4) The address for the Company Employees' Profit Sharing Plan is P.O. Box 4689, Clearwater, Florida 34618. NationsBank of Georgia, N.A. is the trustee of the Company Employees' Profit
                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)
     Sharing Plan. Total does not reflect the 192,000 shares of Common Stock of the Company that the Company has irrevocably committed to deposit to the Company Employees' Profit Sharing Plan over the next three years.


 (5) Total does not reflect the 40,234 shares of Common Stock transferred by Mr. Turley to certain family members. Mr. Turley disclaims beneficial ownership of such shares. Total includes options covering 44,421 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter. Includes 28,081 shares of Management Restricted Stock which vest upon the occurrence of Restricted Stock Events but does not reflect the 6,650 shares of Management Restricted Stock transferred by Mr. Turley and certain family members. Mr. Turley disclaims beneficial ownership of such shares.



 (6) Total does not reflect 127,393 shares of Common Stock transferred to certain irrevocable trusts established by Mr. Boyle. Mr. Boyle disclaims beneficial ownership of such shares. Total includes options covering 20,800 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter. Total does not reflect 15,432 shares of Management Restricted Stock which vest upon the occurrence of Restricted Stock Events transferred by Mr. Boyle to certain family members. Mr. Boyle disclaims beneficial ownersip of such shares.


 (7) Total includes options covering 3,334 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter. Includes 277 shares of Management Restricted Stock which vest upon the occurrence of Restricted Stock Events.

 (8) Total includes options covering 3,334 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter. Includes 277 shares of Management Restricted Stock which vest upon the occurrence of Restricted Stock Events.

 (9) Messrs. Fitzgibbons, Michas and Sidhu are directors of the Company and officers of Merrill Lynch Capital Partners, ML & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Each disclaims beneficial ownership of shares of Common Stock beneficially owned by the Merrill Lynch Investors. The business address for Messrs. Fitzgibbons, Michas and Sidhu is set forth in Note 2 above.

(10) Total includes options covering 3,334 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter. Total includes 277 shares of Management Restricted Stock which vest upon the occurrence of Restricted Stock Events.

(11) Total includes options covering 3,334 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter. Total includes 277 shares of Management Restricted Stock which vest upon the occurrence of Restricted Stock Events.

(12) Total includes options covering 4,675 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter, including options covering 295 shares of Common Stock which vest upon the occurrence of Restricted Stock Events.

(13) Total includes options covering 4,717 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter, including options covering 277 shares of Common Stock which vest upon the occurrence of Restricted Stock Events.

(14) Total includes options covering 20,800 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter. Includes 15,431 shares of Management Restricted Stock which vest upon the occurrence of Restricted Stock Events.

(15) Total includes options covering 10,400 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter. Includes 6,755 shares of Management Restricted Stock which vest upon the occurrence of Restricted Stock Events.


(16) Total does not reflect the 3,696 shares of Common Stock transferred by Mr. Santo to certain family members. Mr. Santo disclaims beneficial ownership of such shares. Total includes options covering 9,100 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter. Includes 6,013 shares of Management Restricted Stock which vest upon the occurrence of Restricted Stock Events but does not reflect 743 shares of Management Restricted Stock transferred by Mr. Santo to certain family members. Mr. Santo disclaims beneficial ownership of such shares.


                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)


(17) The total number of all directors and officers as a group includes Harry W. Lambert who retired from his positions with the Company effective September 30, 1993 and is currently a consultant and advisor to the Company.



(18) Total includes options covering 168,524 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter, including options covering 941 shares of Common Stock which vest upon the occurrence of Restricted Stock Events. Total includes 78,500 shares of Management Restricted Stock which vest upon the occurrence of Restricted Stock Events.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company sold the business and assets of its Vision Group effective January 30, 1994 to an investment group which included Richard W. Roberson, President of Vision Group and Senior Vice President of the Company, for an amount in cash and notes, approximately equal to the book value of the assets. Mr. Roberson is not a member of the Board of Directors and took no part in the Board's decision to approve the sale to the investment group.



     See "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation."


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Listed below are all financial statements, notes, schedules, and exhibits filed as part of this Form 10-K annual report:

      (a)(1) Financial statements and Schedules


     The following financial statements and schedules of the Company together with the Report of Independent Certified Public Acocuntants dated March 18, 1994 on pages 42 through 61 of this Form 10-K are filed herewith:


          ECKERD CORPORATION AND SUBSIDIARIES

     Financial Statements:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets as of January 29, 1994 and January 30,
     1993

          Consolidated Statements of Operations for the Years Ended January 29, 1994, January 30, 1993 and February 1, 1992,

          Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended January 29, 1994, January 30, 1993 and February 1, 1992

          Consolidated Statements of Cash Flows for the Years Ended January 29, 1994, January 30, 1993 and February 1, 1992

          Notes to Consolidated Financial Statements

     Schedules:



V          --Property, Plant and Equipment
VI         --Accumulated Depreciation and Amortization of Plant and Equipment
VIII       --Reserves


     All other schedules for the Company are omitted as the required information is inapplicable or the information is presented in the respective consolidated financial statements or related notes.

     Also filed in this report is the consent of KPMG Peat Marwick to the incorporation by reference of their auditors' report dated March 18, 1994, relating to the consolidated financial statements appearing in this report, into Registration Statement Numbers 33-49977 and 33-50755 on Form S-8 and Registration Statement Numbers 33-10721 and 33-50223 on Form S-3.

(a)(2) Exhibits

     Exhibits filed by incorporation herein by reference:




    3.1(i)  --Restated Certificate of Incorporation of Eckerd Corporation (the "Company") (incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-3 of the Company (No.
              33-50223)).
   3.2(ii)  --Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2(ii) to the
              Registration Statement on Form S-3 of the Company (No. 33-50223)).
    4.1     --Form of certificate for the Company's Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).
    4.2     --Indenture dated as of May 1, 1986 by and between the Company and Mellon Bank, N.A. as trustee, relating to the 11 1/8% Subordinated Debentures due 2001 (incorporated by reference to the
              Registration Statement on Form S-1 of Eckerd Holdings Inc. (No. 33-4576)). (On February 6, 1991,
              Mellon Bank, N.A. was succeeded by Security Pacific National Trust Company, as trustee.)
    4.3     --Indenture dated as of May 1, 1986 between the Company and Chemical Bank (as successor by merger to
              Manufacturers Hanover Trust Company), relating to the Company's Discount Subordinated Debentures due
              2006 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 of the
              Company (No. 33-10721)).
    4.4     --Indenture dated as of November 1, 1993 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (incorporated by reference to Exhibit 4.02 to the
              Current Report on Form 8-K dated October 26, 1993 of the Company (File No. 1-4844)).
    4.5     --Form of 9 1/4% Senior Subordinated Note due 2004 of the Company (incorporated by reference to
              Exhibit 4.01 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No.
              1-4844)).
   10.1     --Credit Agreement dated as of June 14, 1993 (the "Credit Agreement") among the Company, the lenders named therein, Chemical Bank and NationsBank of Florida, N.A., as managing agents and swingline lenders, and Chemical Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).
   10.2     --Guarantee Agreement dated as of June 14, 1993 (the "Guarantee Agreement") among the subsidiaries of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to
              Exhibit 10.2 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).
   10.3     --Indemnity, Subrogation and Contribution Agreement dated as of June 14, 1993 (the "Contribution
              Agreement"), among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form
              S-2 of the Company (No. 33-64906)).
   10.4     --Pledge Agreement dated as of June 14, 1993 (the "Pledge Agreement") among the Company, each subsidiary of the Registrant listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).



   10.5     --Security Agreement dated as of June 14, 1993 (the "Security Agreement") among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).
   10.6     --Trademark Security Agreement dated as of June 14, 1993 (the "Trademark Security Agreement") among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent
              (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-2 of the Company
              (No. 33-64906)).
   10.7     --Amendment No. 1 dated as of August 3, 1993 to the Credit Agreement (incorporated by reference to
              Exhibit 10.7 to the Registration Statement on Form S-3 of the Company (No. 33-50223)).
   10.8     --Supplement No. 1 to the Guarantee Agreement dated as of August 12, 1993 (incorporated by reference in Exhibit 10.8 to the Registration Statement on Form S-3 of the Company (No. 33-50223)).
   10.9     --Supplement No. 1 to the Contribution Agreement dated as of August 12, 1993 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-3 of the Company (No. 33-50223)).
   10.10    --Supplement No. 1 to the Pledge Agreement dated as of August 12, 1993 (incorporated by reference to
              Exhibit 10.10 to the Registration Statement on Form S-3 of the Company (No. 33-50223)).
   10.11    --Supplement No. 1 to the Security Agreement dated as of August 12, 1993 (incorporated by reference to
              Exhibit 10.11 to the Registration Statement on Form S-3 of the Company (No. 33-50223)).
   10.12    --Supplement No. 1 to the Trademark Security Agreement dated as of August 12, 1993 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-3 of the Company (No. 33-50223)).
   10.13    --Amendment No. 2, Consent and Waiver dated as of September 30, 1993 to the Credit Agreement
              (incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No. 1-4844).
   10.14    --Merrill Lynch Common Stock Purchase Agreement dated as of April 1, 1986 by and among the Company and the Merrill Lynch Investors (incorporated by reference to the Registration Statement on Form S-4 of
              Eckerd Holdings Inc. (No. 33-4497)).
   10.15    --Commercial Paper Placement Agency Agreement dated July 17, 1989 between the Company and Merrill
              Lynch Money Markets, Inc. (incorporated by reference to Exhibit 10.15 of Form 10-K of the Company for the period ended February 3, 1990.
   10.16    --Receivables Purchase Agreement dated March 29, 1990 as Amended and Restated as of May 16, 1991
              between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.9 to the
              Registration Statement on Form S-2 of the Company (No. 33-64906)).
   10.17    --Amendment No. 1 to Receivables Purchase Agreement dated as of April 20, 1992 between the Company and
              Mellon Bank, N.A. (incorporated by reference to Exhibit 10.28 of Form 10-K of the Company for the
              period ended February 1, 1992).
   10.18    --Amendment No. 2 to Receivables Purchase Agreement between the Company and Mellon Bank, N.A.
              (incorporated by reference to Exhibit 10.35 of Post-Effective Amendment No. 5 to the Registration
              Statement on Form S-2 of the Company (No. 33-37544)).


   10.19    --Amendment No. 3 to Receivables Purchase Agreement between the Company and Mellon Bank, N.A.
              (incorporated by reference to Exhibit 10.36 of Post-Effective Amendment No. 5 to the Registration
              Statement on Form S-2 of the Company (No. 33-37544)).
   10.20    --Amendment No. 4 to Receivables Purchase Agreement dated as of June 11, 1993 between the Company and
              Mellon Bank, N.A. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form
              S-2 of the Company (No. 33-64906)).
   10.21    --Reimbursement Agreement dated as of January 24, 1992 among the Company, the guarantors listed therein and Westpac Banking Corporation, New York Branch (incorporated by reference to Exhibit 10.34 of Post-Effective Amendment No. 5 to the Registration Statement on Form S-2 of the Company (No.
              33-37544)).
   10.22    --Registration Rights Agreement dated as of April 30, 1986 by and among the Company, the Merrill Lynch
              Investors, Morgan Capital Corporation and the other bank affiliates listed therein, the institutional and corporate investors listed therein and certain members of management of the
              Company (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-2 of the
              Company (No. 33-64906)).
   10.23    --First Amendment to Registration Rights Agreement among the Company, EDS Holdings Inc., the Merrill
              Lynch Investors, the Bank Affiliates, the Institutional Investors and the Management Investors
              (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form
              S-2 of the Company (No. 33-64906)).
   10.24    --First Employees Management Stock Option Plan (incorporated by reference to the Registration
              Statement on Form S-8 of the Company (No. 33-30761)).
   10.25    --Employment Agreement dated as of April 30, 1986, between the Company and Stewart Turley
              (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-2 of the Company
              (No. 33-64906)).
   10.26    --Employment Agreement dated as of April 30, 1986, between the Company and Harry W. Lambert
              (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-2 of the Company
              (No. 33-64906)).
   10.27    --Employment Agreement dated as of April 30, 1986, between the Company and John W. Boyle (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-2 of the Company (No.
              33-64906)).
   10.28    --Employment Agreement dated October 1, 1988, between the Company and Richard W. Roberson
              (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-2 of the Company
              (No. 33-64906)).
   10.29    --Employment Agreement dated June 9, 1993, between the Company and Francis A. Newman (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).
   10.30    --Master Lease Agreement I dated as of May 18, 1993 between the Company and Imaging Financial Services
              d/b/a EKCC ("IFS") (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the
              Registration Statement on Form S-2 of the Company (No. 33-64906)).
   10.31    --Master Lease Agreement II dated as of June 15, 1993 between the Company and IFS (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-2 of the
              Company (No. 33-64906)).
   10.32    --Systems Operations Service Agreement dated as of July 14, 1993 between the Company and Integrated
              Systems Solution Corporation (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).
   10.33    --Letter dated March 16, 1993 between IFS and the Company relating to IFS Sale and Leaseback
              (incorporated by reference to Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form
              S-2 of the Company (No. 33-64906)).
   10.34    --Consulting Agreement dated as of September 30, 1993, between the Company and Harry W. Lambert
              (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registration Statement on Form
              S-3 of the Company (No. 33-50223)).
   10.35    --1993 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of the Company (No. 33-49977)).
   12.1     --Statement regarding computation of ratio of earnings to fixed charges of the Company (incorporated by reference to Exhibit 12.1 to the Registration Statement on Form S-3 of the Registrant (No.
              33-50223)).
                                                                                     Exhibits filed herewith:
   10.36    --Form of Separation Agreement between the Company and Richard W. Roberson.
   10.37    --Consent and Waiver dated as of January 15, 1994 to the Credit Agreement.
   10.38    --Employment Agreement dated October 1, 1988 between the Company and James M. Santo.
   22.1     --Subsidiaries of the Company.
   23.1     --Consent of Independent Certified Public Accountants.
   99.1     --Pro Forma Financial Data for the fiscal year ended January 29, 1994.






(b) Reports on Form 8-K


     The Company filed a report on Form 8-K dated January 4, 1994 announcing an agreement in principle to sell its Vision Group division.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 31, 1994                            ECKERD CORPORATION

                                          By       /s/ SAMUEL G. WRIGHT
                                            ---------------------------------
                                                      Samuel G. Wright
                                               Senior Vice President-Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.




                     SIGNATURE                                       TITLES                          DATE
                     ---------                                       ------                          ----

          /s/ STEWART TURLEY                         Chairman of the Board and Chief               March 31, 1994
- ----------------------------------------------         Executive Officer
                  Stewart Turley


        /s/ FRANCIS A. NEWMAN                        President, Chief Operating Officer and        March 31, 1994
- ----------------------------------------------         Director
                 Francis A. Newman


           /s/ JOHN W. BOYLE                         Vice Chairman of the Board, Chief             March 31, 1994
- ----------------------------------------------         Financial Officer and Director
                   John W. Boyle                       (Chief Financial Officer)


        /s/ SAMUEL G. WRIGHT                         Senior Vice President/Finance (Chief          March 31, 1994
- ----------------------------------------------         Accounting Officer)
                 Samuel G. Wright


         /s/ JAMES T. DOLUISIO                       Director                                      March 31, 1994
- ----------------------------------------------
                 James T. Doluisio


          /s/ DONALD F. DUNN                         Director                                      March 31, 1994
- ----------------------------------------------
                  Donald F. Dunn


    /s/ ALBERT J. FITZGIBBONS, III                   Director                                      March 31, 1994
- ----------------------------------------------
            Albert J. Fitzgibbons, III


           /s/ LEWIS W. LEHR                         Director                                      March 31, 1994
- ----------------------------------------------
                   Lewis W. Lehr


         /s/ RUPINDER S. SIDHU                       Director                                      March 31, 1994
- ----------------------------------------------
                 Rupinder S. Sidhu


         /s/ ALEXIS P. MICHAS                        Director                                      March 31, 1994
- ----------------------------------------------
                 Alexis P. Michas


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
ECKERD CORPORATION AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Eckerd Corporation and subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended January 29, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eckerd Corporation and subsidiaries at January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 1994, in conformity with generally accepted accounting principles.

Tampa, Florida
March 18, 1994

                      ECKERD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 29, 1994 AND JANUARY 30, 1993
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                       JANUARY 29,   JANUARY 30,
                                                                                           1994          1993
                                                                                       ------------  ------------
    ASSETS
Current assets:
  Cash and short-term interest-bearing deposits plus accrued interest................  $     12,110        18,642
  Receivables, less allowance for doubtful receivables of $5,000 and $5,000..........        92,672        78,555
  Merchandise inventories............................................................       765,653       725,231
  Prepaid expenses and other current assets..........................................         6,232         2,824
                                                                                       ------------  ------------
          Total current assets.......................................................       876,667       825,252
                                                                                       ------------  ------------
Property, plant and equipment, at cost:
  Land...............................................................................        19,260        19,269
  Buildings..........................................................................        73,404        68,196
  Furniture and equipment............................................................       273,867       326,145
  Transportation equipment...........................................................        13,050        14,660
  Leasehold improvements.............................................................       127,480       123,344
                                                                                       ------------  ------------
                                                                                            507,061       551,614
     Less accumulated depreciation...................................................       238,425       223,488
                                                                                       ------------  ------------
          Net property, plant and equipment..........................................       268,636       328,126
                                                                                       ------------  ------------
Excess of cost over net assets acquired, less accumulated amortization of $15,083 and
$12,837..............................................................................        31,594        29,693
Favorable lease interests, less accumulated amortization of $357,912 and $314,917....       177,803       205,057
Unamortized debt expenses............................................................        38,779        19,775
Other assets.........................................................................        24,025        11,019
                                                                                       ------------  ------------
                                                                                       $  1,417,504     1,418,922
                                                                                       ------------  ------------
                                                                                       ------------  ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bank debit balances................................................................  $     40,974        12,231
  Current installments of long-term debt (note 4)....................................         1,905         3,669
  Accounts payable...................................................................       363,136       266,468
  Accrued interest...................................................................        17,749        31,962
  Accrued payroll....................................................................        69,085        68,536
  Other accrued expenses.............................................................        77,230        75,359
                                                                                       ------------  ------------
          Total current liabilities..................................................       570,079       458,225
                                                                                       ------------  ------------
Other noncurrent liabilities.........................................................        73,461        74,958
Long-term debt, excluding current installments (note 4)..............................       952,986     1,044,553
14 1/2% cumulative redeemable preferred stock (note 6)...............................       --             75,000
Voting common stock of $.01 par value held by the management group and key employees;
0 and 2,432,456 shares, respectively.................................................       --              9,477
Stockholders' equity (deficit) (notes 1 and 7):
  Preferred stock of $.01 par value. Authorized 20,000,000 shares; none issued or
outstanding..........................................................................       --            --
  Voting common stock of $.01 par value. Authorized 96,481,272 shares; issued
31,031,811 and 23,631,264............................................................           310           236
  Nonvoting common stock of $.01 par value. Authorized 3,518,728 shares; issued
605,022 shares.......................................................................             6             6
  Capital in excess of par value.....................................................       225,560       153,500
  Retained deficit...................................................................      (404,898)     (397,033)
                                                                                       ------------  ------------
          Total stockholders' deficit................................................      (179,022)     (243,291)
Commitments, related party transactions and subsequent event (notes 8, 9 and 10).....
                                                                                       ------------  ------------
                                                                                       $  1,417,504     1,418,922
                                                                                       ------------  ------------
                                                                                       ------------  ------------


          See accompanying notes to consolidated financial statements.

                      ECKERD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993, AND FEBRUARY 1, 1992
                                 (IN THOUSANDS)



                                                                        JANUARY 29,    JANUARY 30,    FEBRUARY 1,
                                                                           1994           1993           1992
                                                                       -------------  -------------  -------------
Sales and other operating revenue....................................  $   4,190,539      3,887,027      3,739,852
                                                                       -------------  -------------  -------------
Costs and expenses:
  Cost of sales, including store occupancy, warehousing, and delivery
expense..............................................................      3,175,375      2,896,479      2,738,545
  Operating and administrative expenses..............................        857,980        855,165        854,209
                                                                       -------------  -------------  -------------
                                                                           4,033,355      3,751,644      3,592,754
                                                                       -------------  -------------  -------------
          Earnings before interest expenses..........................        157,184        135,383        147,098
                                                                       -------------  -------------  -------------
Interest expenses:
  Interest expense, net..............................................        105,999        130,435        126,681
  Amortization of original issue discount and deferred debt
expenses.............................................................          7,216          6,969         16,513
                                                                       -------------  -------------  -------------
          Total interest expenses....................................        113,215        137,404        143,194
                                                                       -------------  -------------  -------------
          Earnings (loss) before income taxes and extraordinary
items................................................................         43,969         (2,021)         3,904
Income tax provision (note 5)........................................          2,556          2,864          2,927
                                                                       -------------  -------------  -------------
          Earnings (loss) before extraordinary items.................         41,413         (4,885)           977
Extraordinary items:
  Early retirement of debt and preferred stock, net of tax benefit of
$929 (note 4(a)).....................................................        (44,354)      --             --
  Tax effect of utilization of net operating loss carryforward (note
5)...................................................................       --                  762          1,680
                                                                       -------------  -------------  -------------
          Net earnings (loss) for the year...........................         (2,941)        (4,123)         2,657
Preferred stock dividends                                                      4,924         10,815         10,823
                                                                       -------------  -------------  -------------
          Net loss available to common shares........................  $      (7,865)       (14,938)        (8,166)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Earnings (loss) per common share:
  Earnings (loss) before extraordinary items.........................  $        1.24           (.59)          (.38)
  Extraordinary items................................................          (1.51)           .03            .06
                                                                       -------------  -------------  -------------
          Net loss...................................................  $        (.27)          (.56)          (.32)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------


          See accompanying notes to consolidated financial statements.

                      ECKERD CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                                 (IN THOUSANDS)



                                                                                     CAPITAL                  TOTAL
                                                        VOTING        NONVOTING     IN EXCESS   RETAINED   STOCKHOLDERS'
                                                        COMMON         COMMON        OF PAR     EARNINGS      EQUITY
                                                         STOCK          STOCK         VALUE    (DEFICIT)    (DEFICIT)
                                                      -----------  ---------------  ---------  ----------  ------------
Balance at February 2, 1991.........................   $     236              6       153,500    (373,929)    (220,187)
Net earnings for the year...........................      --             --            --           2,657        2,657
14 1/2% preferred stock cash dividends..............      --             --            --         (10,823)     (10,823)
                                                      -----------                   ---------  ----------  ------------
Balance at February 1, 1992.........................         236              6       153,500    (382,095)    (228,353)
Net loss for the year...............................      --             --            --          (4,123)      (4,123)
14 1/2% preferred stock cash dividends..............      --             --            --         (10,815)     (10,815)
                                                      -----------                   ---------  ----------  ------------
Balance at January 30, 1993.........................         236              6       153,500    (397,033)    (243,291)
Reclassification of common stock previously subject
to put options......................................          21         --             7,279      --            7,300
Common stock sold under employee stock option
plan................................................           1         --               272      --              273
Common stock sold in a Public Stock Offering, net of
expenses of sale....................................          52         --            64,509      --           64,561
Net loss for the year                                     --             --            --          (2,941)      (2,941)
14 1/2% preferred stock cash dividends..............      --             --            --          (4,924)      (4,924)
                                                      -----------                   ---------  ----------  ------------
Balance at January 29, 1994.........................   $     310              6       225,560    (404,898)    (179,022)
                                                                             --
                                                                             --
                                                      -----------                   ---------  ----------  ------------
                                                      -----------                   ---------  ----------  ------------


          See accompanying notes to consolidated financial statements.

                      ECKERD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                                 (IN THOUSANDS)



                                                                           JANUARY 29,   JANUARY 30,  FEBRUARY 1,
                                                                               1994         1993         1992
                                                                           ------------  -----------  -----------
Cash flows from operating activities:
  Net earnings (loss) for the year.......................................  $     (2,941)     (4,123)       2,657
  Adjustments to reconcile net earnings (loss) for the year to net cash provided by operating activities:
       Extraordinary charge related to early retirement of debt and
preferred stock..........................................................        45,283      --           --
       Depreciation and amortization.....................................        85,068      92,759       97,383
       Amortization of original issue discount and deferred debt
expenses.................................................................         7,216       6,969       16,513
       Increase in receivables...........................................       (13,867)       (633)      (5,907)
       Increase in merchandise inventories...............................       (35,455)    (19,104)     (15,690)
       Decrease (increase) in prepaid expenses and other current
assets...................................................................        (3,408)      1,108          407
       Increase in accounts payable and accrued expenses.................        87,393       1,963       30,595
                                                                           ------------  -----------  -----------
          Net cash provided by operating activities......................       169,289      78,939      125,958
                                                                           ------------  -----------  -----------
Cash flows from investing activities:
  Additions to property, plant and equipment.............................       (33,091)    (51,389)     (49,410)
  Sale of property, plant and equipment..................................        37,942       3,303        2,103
  Sale/Purchase of long-term investments (net)...........................         1,173       1,161       (1,068)
  Acquisition of certain drug store assets...............................       (14,314)    (30,475)      --
  Other..................................................................       (10,158)      1,437       (2,092)
                                                                           ------------  -----------  -----------
          Net cash used in investing activities..........................       (18,448)    (75,963)     (50,467)
                                                                           ------------  -----------  -----------
Cash flows from financing activities:
  Increase (decrease) in bank debit balances.............................        28,743      (5,919)      10,927
  14 1/2% preferred stock cash dividends.................................        (4,924)    (10,815)     (10,823)
  Additions to long-term debt............................................         1,476       1,435        4,227
  Reductions of long-term debt...........................................        (3,769)     (4,730)      (5,561)
  Net reductions of prior credit agreement...............................      (221,723)     34,913      (70,515)
  Net additions under new credit agreement...............................       576,189      --           --
  Redemption of 14 1/2% preferred stock..................................       (75,000)     --           --
  Common stock sold in a public stock offering, net of expenses of
sale.....................................................................        64,561      --           --
  Issuance of 9 1/4% senior subordinated notes...........................       200,000      --           --
  Redemption of 13% and 11 1/8% subordinated debentures..................      (490,165)     --           --
  Redemption of senior notes.............................................      (168,000)     --           --
  Federal and state income taxes.........................................       --             (111)      (1,293)
  Other, including redemption fees and deferred financing costs..........       (64,761)     (7,545)      (2,948)
                                                                           ------------  -----------  -----------
          Net cash provided by (used in) financing activities............      (157,373)      7,228      (75,986)
                                                                           ------------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.....................        (6,532)     10,204         (495)
Cash and short-term interest-bearing deposits plus accrued interest at
beginning of year........................................................        18,642       8,438        8,933
                                                                           ------------  -----------  -----------
Cash and short-term interest-bearing deposits plus accrued interest at
end of year..............................................................  $     12,110      18,642        8,438
                                                                           ------------  -----------  -----------
                                                                           ------------  -----------  -----------


          See accompanying notes to consolidated financial statements.

                      ECKERD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(1) ORGANIZATION OF BUSINESS

  (a) Acquisitions and Merger

     On April 30, 1986, all of the outstanding capital stock of Jack Eckerd Corporation (predecessor company) was acquired by certain affiliates of Merrill Lynch Capital Partners, Inc., affiliates of certain banks which provided a portion of the financing for the acquisition and certain members of management. The acquisition has been accounted for using the purchase method of accounting. The cost of acquiring the capital stock has been allocated to assets based on fair market values at April 30, 1986 as determined by American Appraisal Associates, Inc.

     The excess of cost over net assets acquired at May 1, 1986, as well as subsequent acquisitions, are being amortized on a straight-line basis over a period of 20 years.

     During 1992 and 1993, Eckerd Corporation (Company) purchased fifty-two drug stores (7 stores were closed subsequent to the acquisition) in three transactions at an aggregate cost of $41,926. The operations of such stores, which have been included in the consolidated financial statements from dates of acquisition, are not material to the Company and, accordingly, pro forma comparative operating numbers are not presented.

  (b) Initial Public Offering and Common Stock Exchange

     On August 12, 1993, the Company completed an initial public offering (IPO) in which it issued and sold 5,175,000 shares of its Common Stock par value $.01 per share (Common Stock) for $14.00 per share. In addition in connection with the IPO, the Company amended its Restated Certificate of Incorporation to effect, among other things: i) the reclassification of its Class A common stock and Class B common stock into Common Stock at certain specified rates (Reclassification); ii) a 2-for-3 reverse stock split (Stock Split); iii) the adoption of certain provisions, such as a classified board of directors and the prohibition of stockholder action by written consent, which could make non-negotiated acquisitions of the Company more difficult, and iv) the change of the Company's name from "Jack Eckerd Corporation" to "Eckerd Corporation."

     In connection with the consummation of the IPO, the shareholders of EDS Holdings Inc. (EDS) exchanged their shares for shares of the Company's common stock. This transaction was accounted for as a combination of companies under common control in a manner similar to a pooling of interests.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in the consolidation.

  (b) Definition of Fiscal Year

     The fiscal year ends on the Saturday nearest January 31. Fiscal years 1993, 1992 and 1991 ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively, consisted of 52 weeks.

  (c) Merchandise Inventories

     Inventories consist principally of merchandise held for resale and are based on physical inventories taken throughout the year. Inventories are stated at the lower of cost (last-in, first-out--LIFO) or market. At January 29, 1994 and January 30, 1993, if the first-in, first-out (FIFO) method of valuing

                      ECKERD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) inventories had been used by the Company, inventories would have been higher than reported by approximately $66,100 and $57,600, respectively.

  (d) Income Taxes

     Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS), "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that included the enactment.

     Previously, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11, which did not give recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The adoption of SFAS No. 109 had no material effect on the Company's financial position or results of operations. Prior years' financial statements were not restated.

  (e) Depreciation Policy and Maintenance and Repairs

     Plant and equipment is depreciated principally by the straight-line method over the estimated useful lives of such assets. The principal lives used to compute depreciation are:



       Buildings...........................................      16-45
       Furniture and equipment.............................       1-10
       Transportation equipment............................        1-8
       Leasehold improvements..............................       2-20
                                                               ---------
                                                               ---------


     Maintenance and repairs are charged to expense as incurred. The Company's policy is to capitalize expenditures for renewals and betterments and to reduce the asset accounts and the related allowance for depreciation for the cost and accumulated depreciation of items replaced, retired or fully depreciated.

     The 1992 balances for plant and equipment have been restated to reflect the write-off of certain fully depreciated assets during 1993.

  (f) Favorable Lease Interests

     Favorable lease interests represent the present value of the excess of current market rents at dates of acquisition over the below market rents of the Company's then existing operating leases of real property (principally store locations). Such costs are amortized by the interest method over the lives of the favorable leases averaging approximately twenty years.

  (g) Unamortized Debt Expenses

     Unamortized debt expenses represent underwriting discounts, professional fees and other costs related to the two issues of subordinated debentures which are amortized over the life of the related debentures; and professional fees and other costs related to the Company's long-term debt refinancings (see note 4) which are amortized over the life of the related agreements.

                      ECKERD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  (h) Original Issue Debt Discount

     Original issue debt discount is the difference between the principal amount of the two issues of subordinated debentures and their issue price to the public. Such discount which is treated as a reduction of the principal amount of such debentures is amortized to provide a level interest cost over the term of the respective debenture issues.

  (i) Advertising Costs

     Advertising costs are expensed when incurred and were $26,758, $45,918 and $47,998 for the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

  (j) Reclassifications

     Certain amounts have been reclassified in the 1991 and 1992 financial statements to conform to the 1993 financial statement presentation.

  (k) Statement of Cash Flows

     The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     During 1992, the Company converted debentures, which were held by certain members of management, totaling $8,092 to 1,304,289 shares of Common Stock.

     Cash paid for interest was $120,329, $128,896 and $116,661 for the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

  (1) Earnings (Loss) Per Share

     Primary earnings per share have been computed based on the weighted average number of shares of common stock outstanding during each fiscal year (29,392,805 in 1993, 26,573,902 in 1992, and 25,677,103 in 1991) restated for the August 12,
1993 Reclassification and Stock Split.

(3) EMPLOYEES' BENEFIT PLANS

  (a) Profit Sharing Plan

     The Company has in effect a noncontributory profit sharing plan which covers all regular, full-time employees. The Company makes annual contributions to the Plan at the discretion of the Company's Board of Directors. All funds are held by a bank as trustee under a trust agreement. Included in operating and administrative expenses are charges accrued for contributions to the Plan of $8,765, $7,433 and $8,517 for January 29, 1994, January 30, 1993 and February 1,
1992, respectively.

     Plan assets at fair value, consisting of fixed income securities, the Company's stock and listed stocks, amounted to approximately $199.4 million for the plan year ended December 31, 1993.

  (b) Pension Plans

     The Company has in effect a noncontributory pension plan covering all full-time employees who qualify as to age and length of service. Benefits are computed based on the average annual compensation for the five consecutive years that produce the highest average during the final ten years of creditable service. The Company's policy is to fund the Plan in accordance with minimum Internal Revenue Service (IRS) requirements.

                      ECKERD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(3) EMPLOYEES' BENEFIT PLANS--(CONTINUED)
     The Company accounts for pension costs in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions."

     The following table sets forth the funded status of the Company's pension plan as of the most recent actuarial measurement dates, December 31, 1993 and 1992:



                                                                                              1994        1993
                                                                                           ----------  ----------
                                                                                           (PROJECTED)
Accumulated benefit obligation at December 31, 1993 (including vested benefits of $24,210 and $22,756 at January 1, 1993 and January 1, 1992, the most recent valuation dates)...  $  (36,829) $  (27,841)
Effect of anticipated future compensation levels and other events........................      (1,806)     --
                                                                                           ----------  ----------
Projected benefit obligation for service rendered to date................................     (38,635)    (27,841)
Plan assets at fair value, consisting of fixed income securities and listed stocks.......      38,139      38,361
                                                                                           ----------  ----------
          Plan assets in excess (less than) projected benefit obligation.................        (496)     10,520
Unrecognized prior service cost..........................................................      (1,281)     (1,442)
Unrecognized net (gain) loss.............................................................       3,974      (4,947)
Unrecognized net asset at January 1, 1987 being amortized over 13 years..................      (3,454)     (4,131)
                                                                                           ----------  ----------
          Accrued pension cost...........................................................  $   (1,257)     --
                                                                                           ----------  ----------
                                                                                           ----------  ----------


     Net periodic pension costs for the years ended January 29, 1994, January 30, 1993 and February 1, 1992 included the following (income) expense components:



                                                                                 1994        1993        1992
                                                                              ----------  ----------  ----------
Service costs (benefits earned during the period)...........................  $    2,818  $    1,300  $    1,197
Interest cost on projected benefit obligation...............................       2,548       2,245       2,351
Return on assets............................................................      (3,271)     (2,707)     (2,710)
Unrecognized prior service cost.............................................        (161)       (161)       (161)
Amortization of transitional asset..........................................        (677)       (677)       (677)
                                                                              ----------  ----------  ----------
          Net periodic pension cost.........................................  $    1,257      --          --
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
Assumptions used in determining net periodic pension cost were:
  Weighted average discount rate............................................         7.5%          9%          9%
  Weighted average long-term rate of return on assets.......................           9%          9%          9%
  Rate of compensation increases............................................           5%          5%          5%


     The Company has in effect an Executive Supplemental Benefit Plan to provide additional income for its executives after their retirement as well as pre-retirement death benefits to beneficiaries of such executives. Annual benefits will generally be no greater than 25 percent of the participant's salary mid-point on the date the participant retires or separates from service with the Company.

                      ECKERD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(4) LONG-TERM DEBT

     Long-term debt at January 29, 1994 and January 30, 1993 was:



                                                                                       JANUARY 29,   JANUARY 30,
                                                                                          1994          1993
                                                                                       -----------  -------------
Tranche A term loans, due July 31, 1999 (a)..........................................   $ 429,948        --
Tranche B term loans, due June 15, 2000 (a)..........................................     141,741        --
Revolving credit and bankers acceptances (a).........................................       4,500        --
9 1/4% senior subordinated notes due February 15, 2004, $200,000 face amount (b).....     200,000        --
11 1/8% subordinated debentures due May 1, 2001, $145,500 and 290,500 face amount,
  net of original issue discount of $10,943 and $23,604 (b)(c).......................     134,557         266,896
Bank term/revolving credit and working capital loans and Hancock senior notes, including $9,100 of bankers acceptances, due January 31, 1994 and January 31, 1995
(a)..................................................................................      --             221,723
Senior secured floating rate and fixed rate notes due April 15, 1997 (a).............      --             123,000
13% subordinated debentures, due May 1, 2006, $345,165 face amount (a)...............      --             345,165
11.75% senior notes, due April 15, 1995 (a)..........................................      --              45,000
Variable rate demand industrial development revenue refunding bonds, due $8,250 March
1, 2009 and $10,000 May 1, 2013 (d)..................................................      18,250          18,250
Other (principally notes secured by fixtures and equipment)..........................      25,895          28,188
                                                                                       -----------  -------------
          Total long-term debt.......................................................     954,891       1,048,222
Less amounts due within one year.....................................................       1,905           3,669
                                                                                       -----------  -------------
          Amounts due after one year.................................................   $ 952,986       1,044,553
                                                                                       -----------  -------------
                                                                                       -----------  -------------


     The aggregate minimum annual maturities of long-term debt for the next five fiscal years are: 1994, $1,905; 1995, $67,765; 1996, $85,870; 1997, $85,583 and
1998, $95,040. Although the Tranche A term loan commitment requires a repayment of $28,348 during fiscal year 1994, the Company has excess availability under the revolving credit commitment, and accordingly, has not treated the 1994 required repayment as current.

     (a) On June 15, 1993, The Company entered into a new Credit Agreement, which provides for i) a $650,000 term loan facility (Senior Term Loans) consisting of a six-year amortizing Tranche A term loan facility of $500,000 (Tranche A Term Loans) and a seven-year amortizing Tranche B term loan facility of $150,000 (Tranche B Term Loans); and ii) a $300,000 six-year revolving credit facility ($30,000 of which is available as a swingline loan facility and $155,000 as a letter of credit and bankers' acceptance facility) (Revolving Loans).

     The Company used the proceeds of (i) Tranche A Term Loan borrowings of $500,000, (ii) Tranche B Term Loan borrowings of $150,000, and (iii) Revolving Loan borrowings of $70,000 to (a) repay in full all amounts outstanding under the prior credit agreement dated as of July 13, 1990, as amended, with Morgan Guaranty Trust Company of New York and other lenders, which consisted of a revolving credit facility and a term loan facility; (b) to prepay in full the Hancock Senior Notes and the 11.75% Senior Notes, (c) to deposit with a trustee an amount sufficient to satisfy and discharge in full all indebtedness under the Floating Rate Notes; (d) to redeem approximately $295,200 of the 13% Discount Debentures (the remaining $50,000 was subsequently redeemed with the proceeds from the

                      ECKERD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(4) LONG-TERM DEBT--(CONTINUED)
issuance of the 9 1/4% Senior Subordinated Notes (note 4(b)); (e) to redeem the 14 1/2% Preferred Stock in full; and (f) to pay fees and expenses in connection with these transactions.

     An extraordinary charge of $44,354 (net of tax benefit of $929) was recognized during the year ended January 29, 1994 in connection with the early repayment of debt and preferred stock from the proceeds of the new Credit Agreement, IPO and the Note issuance (note 4(b)).

     The Tranche A Term Loans and the Revolving Loans bear interest at various rates approximating, at the Companys option (i) Prime plus 1 3/4% or (ii) Adjusted LIBOR plus 2 3/4%. The spread above Prime and LIBOR may decrease by 1/2 of 1% in two separate instances if certain levels of funded debt and ratios of funded debt to specified measures of earnings are achieved by the Company.

     The Tranche B Term Loans bear interest at various rates approximating, at the Company's option (i) Prime plus 2% or (ii) Adjusted LIBOR plus 3%.

     Interest on Prime borrowings will be paid quarterly. Interest on LIBOR borrowings will be payable at the end of the relevant interest period (one, two, three or six month periods, except that with respect to six-month periods, interest shall be payable every three months). The Company is required to pay a commitment fee of 1/2 of 1% per annum on the undrawn amount of the term loan and revolving facilities. The Company is also required to pay Letter of Credit fees and Bankers' Acceptance fees.

     During 1993, the Company entered into interest rate cap agreements relating to the Credit Agreement. The cap agreements are for $200,000 and mature at various dates over the next three years. The cap agreements have an approximate 6% interest rate.

     Principal of the Tranche A Term Loans and the Tranche B Term Loans will be amortized on the following schedule:



                                                  TRANCHE A    TRANCHE B
     FISCAL YEAR                                  TERM LOAN    TERM LOAN
     -----------                                 -----------  -----------
     1994......................................   $  28,348       --
     1995......................................      66,146       --
     1996......................................      85,045       --
     1997......................................      85,045       --
     1998......................................      85,044         9,449
     1999......................................      80,320        18,899
     2000......................................      --           113,393
                                                  -----------  -----------
                                                  -----------  -----------


     Principal of the Tranche A Term Loans will be amortized in quarterly payments and mature in full on July 31, 1999. Principal of the Tranche B Term Loans will be amortized in semi-annual payments and mature in full on June 15, 2000. The Company has the right to prepay any borrowings under the Credit Agreement in whole or in part at any time.

     The Company is required to prepay borrowings under the Credit Agreement with (i) 50% of the consolidated excess cash flow (as calculated in accordance with the Credit Agreement) of the Company for the preceding fiscal year; (ii) in any fiscal year, the excess of the aggregate net proceeds of dispositions of assets of the Company and its subsidiaries over $6,000; (iii) in any fiscal year, the net proceeds of any incurrence of debt (other than indebtedness permitted under the Credit Agreement); and (iv) all of the net proceeds of any equity issuance until such prepayment or prepayments equal $75,000 (approximately 8,000 remain at January 29, 1994), and thereafter, 75% of such net proceeds.

                      ECKERD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(4) LONG-TERM DEBT--(CONTINUED)
Prepayments are to be applied pro rata between outstanding Tranche A Term loans and Tranche B Term Loans, applied pro rata among scheduled payments, and, after such loans are paid in full, to the Swingline Loans and then the Revolving Loans.

     The borrowings under the Credit Agreement are secured by a pledge of all capital stock of the Company's subsidiaries, as well as substantially all personal property, including inventory and accounts receivable and certain real property (as defined), contain certain restrictive covenants which provide limitations on the Company with respect to incurring debt, the incurring of liens, making investments, payment of dividends and purchase of shares of stock of the Company, payment of lease expenses, consolidations and mergers, sale of assets, and transactions with affiliates. The Credit Agreement also requires the Company to satisfy certain financial ratios. At January 29, 1994, the Company was in compliance with these covenants.

     (b) On November 2, 1993, the Company issued $200,000 aggregate principal amount of 9 1/4% Senior Subordinated Notes (Notes) due February 15, 2004. The Notes are unsecured and subordinated to all existing and future senior debt (as defined) of the Company and are redeemable at the option of the Company, in whole or in part, at any time after February 15, 1999 at various redemption prices (as defined) plus accrued interest to the date of redemption. Interest is payable semi-annually on February 15 and August 15 of each year, commencing February 15, 1994.

     The Company used the net proceeds from the issuance of the Notes to redeem the remaining $50,000 of the 13% Discount Subordinated Debentures and $145,000 of the 11 1/8% Subordinated Debentures (note 4(c)).

     (c) The 11 1/8% subordinated debentures are subordinated to all existing and future senior debt (as defined) of the Company, and are redeemable at the option of the Company, in whole or in part, at anytime at 100% of their principal amount plus accrued interest to the date of redemption. During 1993, $145,000 face amount of these subordinated debentures were redeemed by the Company (note 4(b)).

     (d) The variable rate demand industrial development revenue refunding bonds currently have an interest rate which is a daily rate established by First National Bank of Chicago and is indicative of current bid-side yields of high grade tax-exempt securities. At the Company's option, and under certain conditions, the interest rate may be changed to a monthly rate or a fixed rate. The bonds are secured by the related buildings, leases and letters of credit.

                      ECKERD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(5) INCOME TAXES

     For fiscal years 1993, 1992 and 1991, the income tax provision before utilization of net operating losses and extraordinary item amounted to $2,556, $2,864 and $2,927, which differs from amounts computed by applying the Federal and State statutory rates of 38% in the year ended January 29, 1994 and 34% for the years ended January 30, 1993 and February 1, 1992 to earnings (loss) before income taxes and extraordinary items. The actual tax differs from the expected tax (benefit) as follows:



                                                                                          YEAR ENDED
                                                                           -----------------------------------------
                                                                           JANUARY 29,   JANUARY 30,    FEBRUARY 2,
                                                                              1994          1993           1992
                                                                           -----------  -------------  -------------
Expected tax (benefit)...................................................   $  16,708          (687)         1,327
Amortization of goodwill.................................................         709           722            732
Other....................................................................       2,346         2,829            868
                                                                           -----------  -------------  -------------
                                                                               19,763         2,864          2,927
Effect of extraordinary item.............................................     (17,207)       --             --
                                                                           -----------  -------------  -------------
Tax provision before utilization of net operating loss carryforward......   $   2,556         2,864          2,927
                                                                           -----------  -------------  -------------
                                                                           -----------  -------------  -------------


     "Other" consists principally of alternative minimum tax which is caused by differences in net operating loss utilization rates and depreciation. The amount of alternative minimum tax paid is available in future years to offset regular corporate income tax.

     For the years ended January 30, 1993 and February 1, 1992, the Company utilized approximately $762 and $1,680, respectively, of net operating loss carryforwards for financial statement purposes.

     The Company has Federal income tax loss carryforwards of approximately $332,600 for income tax purposes which are available to offset future taxable income, if any, through 2008.

     The Company's Federal income tax returns have been examined through year-end 1984 and any assessments have been paid or accrued. The Federal income tax returns for 1985, 1986, 1987 and 1988 are currently being examined. The Company believes that an adequate provision for income taxes has been made for all open years.

                      ECKERD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(5) INCOME TAXES--(CONTINUED)
     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:



Deferred tax assets:
  Reserves and other liabilities...............................................  $     16,950
  Other........................................................................         8,318
  Loss carryforwards...........................................................       125,377
  Credit carryforwards.........................................................         5,246
                                                                                 ------------
     Gross deferred tax assets.................................................       155,891
  Less valuation allowance.....................................................      (108,958)
                                                                                 ------------
     Net deferred tax assets...................................................  $     46,933
                                                                                 ------------
                                                                                 ------------
Deferred tax liabilities:
  Inventory....................................................................  $     22,091
  Bad debts....................................................................           846
  Fixed assets.................................................................        23,996
                                                                                 ------------
     Gross deferred tax liabilities............................................  $     46,933
                                                                                 ------------
                                                                                 ------------


     Upon adoption of Statement 109, effective January 31, 1993, the Company determined a valuation allowance requirement in the amount of $108.9 million.

(6) REDEEMABLE PREFERRED STOCK

     As discussed in note 4(a), seventy-five thousand shares of 14 1/2% cumulative redeemable preferred stock with a stated value of $1,000 ($.01 par value) were redeemed during 1993. Dividends of $4,924 were paid during 1993.

(7) STOCKHOLDERS' EQUITY

  (a) Common Stock

     The Company's authorized common stock consists of 100,000,000 shares of Common Stock, par value $.01 per share (of which 3,518,728 shares are Nonvoting Common Stock (Series I), par value $.01 per share).

  (b) Preferred Stock

     The Company's authorized preferred stock consists of 20,000,000 shares. The preferred stock is issuable in series with terms as fixed by the Board of Directors. No preferred stock has been issued.

  (c) Stock Options

     The Company reserves 1,666,667 shares of its Common Stock for the granting of stock options and other incentive awards to officers, directors and key employees under the 1993 Stock Option and Incentive Plan of Eckerd Corporation. Options are granted at prices which are not less than the fair market value of a share of common stock on the date of grant. Commencing three years after the date of grant, all options are exercisable to the extent of 50%, with an additional 25% exercisable after each of the next two successive years. Unexercised options expire ten years after the date of grant. Options

                      ECKERD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(7) STOCKHOLDERS' EQUITY--(CONTINUED)
granted under prior plans were surrendered and granted under the terms of the 1993 plan. Shares under option and option prices have been adjusted to reflect the Reclassification and the Stock Split (note 1(b)).

     As of January 29, 1994, January 30, 1993 and February 1, 1992, 222,668,
363,451 and 96,929 shares of Common Stock were available for grant. At January 29, 1994, options for 450,393 shares of Common Stock were exercisable at $.56-$14.00 per share. At January 30, 1993, options for 490,777 shares of Common Stock were exercisable at $.56-$30.00 per share. At February 1, 1992, options for 488,357 shares of Common Stock were exercisable at $.56-$20.62 per share.

     A summary of changes during the years ended January 29, 1994, January 30, 1993 and February 1, 1992 is set forth below:



                                                                                   SHARES UNDER
                                                                                      OPTION      OPTION PRICES
                                                                                   ------------  ----------------
Outstanding February 2, 1991.....................................................      680,881   $     .56-$20.62
  Granted........................................................................       13,533   $   36.00-$37.50
  Exercised......................................................................       (7,200)  $    5.64-$15.75
  Cancelled......................................................................      (14,747)  $    5.64-$36.00
                                                                                   ------------
Outstanding February 1, 1992.....................................................      672,467   $     .56-$37.50
  Granted........................................................................       44,392   $   27.00-$31.47
  Exercised......................................................................      (24,100)  $    5.64-$26.75
  Cancelled......................................................................       (5,799)  $    5.16-$36.00
                                                                                   ------------
Outstanding January 30, 1993.....................................................      686,960   $     .56-$37.50
  Granted........................................................................      855,915   $   10.00-$14.00
  Exercised......................................................................      (74,395)  $    5.64-$ 9.23
  Cancelled......................................................................      (61,476)  $    5.64-$36.00
                                                                                   ------------
Outstanding January 29, 1994.....................................................    1,407,004   $     .56-$14.00
                                                                                   ------------
                                                                                   ------------


     Options previously granted at prices greater than $14.00 per share were modified to $14.00 per share at the date of the IPO.

     No accounting entries will be made until after the options have been exercised at which time the par value of shares sold will be credited to common stock and the excess of the proceeds of the sale over par value of shares sold will be credited to capital in excess of par value.

(8) COMMITMENTS

     The Company conducts the major portion of its retail operations from leased store premises under leases that will expire within the next 25 years. Such leases generally contain renewal options exercisable at the option of the Company. In addition to minimum rental payments, certain leases provide for payment of taxes, maintenance, and percentage rentals based upon sales in excess of stipulated amounts.

                      ECKERD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(8) COMMITMENTS--(CONTINUED)
     The rental expense for the years ended January 29, 1994, January 30, 1993 and February 1, 1992 was:



                                                    JANUARY 29,  JANUARY 30,  FEBRUARY 1,
                                                       1994         1993         1992
                                                    -----------  -----------  -----------
Minimum rentals...................................   $ 110,998      103,689       97,304
Percentage rentals................................      18,369       16,938       15,824
                                                    -----------  -----------  -----------
                                                     $ 129,367      120,627      113,128
                                                    -----------  -----------  -----------
                                                    -----------  -----------  -----------


     At January 29, 1994, minimum rental commitments under noncancelable leases were as follows:



          FISCAL YEAR
          -----------
     1994..............................................  $   102,834
     1995..............................................       98,440
     1996..............................................       93,590
     1997..............................................       86,977
     1998..............................................       75,255
     Thereafter........................................      471,496
                                                         -----------
                                                         $   928,592
                                                         -----------
                                                         -----------


     In 1987, the Company entered into an operating lease agreement for 72 stores with a third-party lessor established by an affiliate of Merrill Lynch & Co. (which, through affiliated entities, controls a majority of the Company's common stock). The lease agreement has certain restrictive covenants, which, upon violation by the Company, gives the lessor the right to require the lessee to purchase the leased stores at the remaining balance of the lease contract. At January 29, 1994, the balance subject to the repurchase terms is $38,046. At January 29, 1994, the Company was in compliance with these covenants.

     During 1993, the Company sold certain photo processing equipment to an unrelated third party for approximately $35,000, and entered into a five-year lease with respect to such equipment. No gain or loss was recorded in connection with this transaction. Annual lease payments of $6,892 are required over the term of the lease.

     During 1993, the Company and Integrated Systems Solutions Corporation
(ISSC) entered into a Systems Operations Service Agreement (Service Agreement) pursuant to which ISSC will manage the Company's entire information systems operation, including the implementation of a new point-of-sale system with scanning capabilities. The Service Agreement has a ten year term and the total payments to be made by the Company are expected to be between $320,000 and $440,000 over such term, depending on the optional services utilized.

(9) TRANSACTIONS WITH RELATED PARTIES

     In April 1989, the Company entered into a "Master Lease" agreement with a third-party lessor established by an affiliate of Merrill Lynch & Co. (which, through affiliated entities controls a majority of the Company's common stock) whereby such lessor would finance the acquisition of store sites and the construction of buildings and acquisition of equipment. As of January 29, 1994, there were 12 stores leased under the agreement with an aggregate cost of approximately $18,400. The Company pays the

                      ECKERD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(9) TRANSACTIONS WITH RELATED PARTIES--(CONTINUED)
Merrill Lynch affiliate a structure fee of 1% of the cost of land, buildings and equipment financed under the Master Lease plus an administration fee. The Company paid the Merrill Lynch affiliate fees aggregating $44, $45 and $408 for the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

     In July 1989, the Company entered into a Placement Agency Agreement with an affiliate of Merrill Lynch & Co. whereby such affiliate would act as exclusive placement agent for the private placement of up to a maximum of $200,000 at any one time, of unsecured notes. The Company did not issue any of these unsecured notes during the years ended January 29, 1994 and January 30, 1993. There were no notes outstanding under this facility at January 29, 1994 and January 30, 1993.

     During 1993, Merrill Lynch & Co., as one of the representatives of the underwriters in the IPO, received underwriting commissions and related fees of $1,847. In addition, as sole underwriter in the issuance of the Notes, Merrill Lynch & Co. received approximately $4,000 in underwriting discounts from the Company.

(10) SUBSEQUENT EVENT

     Effective January 30, 1994, the Company entered into an agreement in principal to sell certain assets of its Vision Group division. The Company does not expect to recognize any significant gain or loss upon disposition.

                                                                      SCHEDULE V

                      ECKERD CORPORATION AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
      YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                                 (IN THOUSANDS)



                                                                                       OTHER
                                              BALANCE AT                              CHANGES    BALANCE AT
                                               BEGINNING    ADDITIONS   RETIREMENTS   INCREASE       END
     CLASSIFICATION                            OF PERIOD     AT COST     OR SALES    (DECREASE)   OF PERIOD
- --------------------------------------------  -----------  -----------  -----------  ----------  -----------
Year Ended January 29, 1994:
  Land......................................  $    19,269  $         1   $      10   $   --        $    19,260
  Buildings.................................       68,196        4,381          29          856(a)      73,404
  Furniture and equipment...................      326,145       20,418      59,869           19(a)
                                                                                            280(b)
                                                                                        (13,126)(a)
  Transportation equipment..................       14,660          104       1,721            7(a)       13,050
  Leasehold improvements....................      123,344        8,187       3,464         (882)(a)     127,480
                                                                                            295(b)
                                              -----------  -----------  -----------  ----------     -----------
                                              $   551,614  $    33,091   $  65,093   $  (12,551)       $507,061
                                              -----------  -----------  -----------  ----------     -----------
                                              -----------  -----------  -----------  ----------     -----------
Year Ended January 30, 1993:
  Land......................................  $    19,343  $        11   $      85   $   --       $      19,269
  Buildings.................................       66,181        1,337           8          686(a)       68,196
  Furniture and equipment...................      299,169       36,519      11,410        1,867(b)      326,145
  Transportation equipment..................       19,117           33       4,532           42(b)       14,600
                                                                                           (686)(a)
  Leasehold improvements....................      113,995       13,489       4,117          663(b)      123,344
                                              -----------  -----------  -----------  ----------     -----------
                                              $   517,805  $    51,389   $  20,152   $    2,572     $   551,614
                                              -----------  -----------  -----------  ----------     -----------
                                              -----------  -----------  -----------  ----------     -----------
Year Ended February 1, 1992:
  Land......................................  $    19,677  $        10   $     344   $   --         $    19,343
  Buildings.................................       64,640          516          11        1,036(a)       66,181
  Furniture and equipment...................      272,989       33,687       7,507       --             299,169
  Transportation equipment..................       18,052        4,900       3,835       --              19,117
  Leasehold improvements....................      107,361       10,297       2,627       (1,036)(a)     113,995
                                              -----------  -----------  -----------  ----------     -----------
                                              $   482,719  $    49,410   $  14,324   $   --         $   517,805
                                              -----------  -----------  -----------  ----------     -----------
                                              -----------  -----------  -----------  ----------     -----------


- ---------------

Notes:

(a) Transfers from construction in progress and reclassifications.

(b) Acquisition of certain drug store assets.

                                                                     SCHEDULE VI

                      ECKERD CORPORATION AND SUBSIDIARIES
        ACCUMULATED DEPRECIATION AND AMORTIZATION OF PLANT AND EQUIPMENT
       YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                                 (IN THOUSANDS)



                                                              ADDITIONS                  OTHER
                                                 BALANCE AT    CHARGED                  CHANGES      BALANCE
                                                  BEGINNING      TO      RETIREMENTS   INCREASE      AT END
    CLASSIFICATION                                OF PERIOD   EARNINGS    OR SALES    (DECREASE)    OF PERIOD
- -----------------------------------------------  -----------  ---------  -----------  -----------  -----------
Year Ended January 29, 1994:
  Buildings....................................  $    23,155  $   3,222   $       5    $     198(a)  $    26,570
  Furniture and equipment......................      143,547     32,586      23,902           (4)(a)     144,866
                                                                                          (7,361)(a)
  Transportation equipment.....................        8,725      1,303       1,683           --           8,345
  Leasehold improvements.......................       48,061     12,338       1,561         (194)(a)      58,644
                                                 -----------  ---------  -----------  -----------    -----------
                                                 $   223,488  $  49,449   $  27,151    $  (7,361)    $   238,425
                                                 -----------  ---------  -----------  -----------    -----------
                                                 -----------  ---------  -----------  -----------    -----------
Year Ended January 30, 1993:
  Buildings....................................  $    19,135  $   4,058   $     346    $     308(a)  $    23,155
  Furniture and equipment......................      117,105     35,717       9,275       --             143,547
  Transportation equipment.....................       10,994      2,029       4,298       --               8,725
  Leasehold improvements.......................       39,349     11,950       2,930         (308)(a)      48,061
                                                 -----------  ---------  -----------  -----------    -----------
                                                 $   186,583  $  53,754   $  16,849    $  --         $   223,488
                                                 -----------  ---------  -----------  -----------    -----------
                                                 -----------  ---------  -----------  -----------    -----------
Year Ended February 1, 1992:
  Buildings....................................  $    15,767  $   3,336   $       6    $      38(a)  $    19,135
  Furniture and equipment......................       91,576     32,321       6,803           11(a)      117,105
  Transportation equipment.....................       11,852      2,773       3,631       --              10,994
  Leasehold improvements.......................       30,055     11,124       1,781          (49)(a)      39,349
                                                 -----------  ---------  -----------  -----------    -----------
                                                 $   149,250  $  49,554   $  12,221    $  --         $   186,583
                                                 -----------  ---------  -----------  -----------    -----------
                                                 -----------  ---------  -----------  -----------    -----------


- ---------------

Notes: (a) Reclassifications.

Depreciation is expensed principally by the straight line method over the estimated useful lives of such assets as follows: Buildings 16-45 years; furniture and equipment 1-10 years; transportation equipment 1-8 years and leasehold improvements 2-20 years.

                                                                   SCHEDULE VIII

                      ECKERD CORPORATION AND SUBSIDIARIES
                                    RESERVES
      YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992
                                 (IN THOUSANDS)



                                                                    BALANCE AT     CHARGED                   BALANCE
                                                                     BEGINNING       TO                      AT END
     DESCRIPTION                                                     OF PERIOD    EARNINGS    DEDUCTIONS    OF PERIOD
- ------------------------------------------------------------------  -----------  -----------  -----------  -----------
Allowance for doubtful receivables (a):
  Year ended January 29, 1994.....................................   $   5,000    $   7,000    $   7,000    $   5,000
                                                                    -----------  -----------  -----------  -----------
                                                                    -----------  -----------  -----------  -----------
  Year ended January 30, 1993.....................................   $   4,600    $   4,475    $   4,075    $   5,000
                                                                    -----------  -----------  -----------  -----------
                                                                    -----------  -----------  -----------  -----------
  Year ended February 1, 1992.....................................   $   4,250    $   4,155    $   3,805    $   4,600
                                                                    -----------  -----------  -----------  -----------
                                                                    -----------  -----------  -----------  -----------


- ---------------

Notes:

(a) This reserve is deducted from receivables in the balance sheets.

                                 EXHIBIT INDEX
                          ECKERD CORPORATION FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1994



 EXHIBIT
 NUMBER                                         DESCRIPTION OF EXHIBIT                                          PAGE
- ---------  -------------------------------------------------------------------------------------------------  ---------
   3.1(i)  Restated Certificate of Incorporation of Eckerd Corporation (the "Company") (incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-3 of the Company (No.
           33-50223)).......................................................................................      *
  3.2(ii)  Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2(ii) to the
           Registration Statement on Form S-3 of the Company (No. 33-50223))................................      *
      4.1  Form of certificate for the Company's Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-2 of the Company (No.
           33-64906)).......................................................................................      *
      4.2  Indenture dated as of May 1, 1986 by and between the Company and Mellon Bank, N.A. as trustee, relating to the 11 1/8% Subordinated Debentures due 2001 (incorporated by reference to the
           Registration Statement on Form S-1 of Eckerd Holdings Inc. (No. 33-4576)). (On February 6, 1991,
           Mellon Bank, N.A. was succeeded by Security Pacific National Trust Company, as trustee.).........      *
      4.3  Indenture dated as of May 1, 1986 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company), relating to the Company's Discount Subordinated
           Debentures due 2006 (incorporated by reference to Exhibit 4.2 to the Registration Statement on
           Form S-1 of the Company (No. 33-10721))..........................................................      *
      4.4  Indenture dated as of November 1, 1993 between the Company and State Street Bank and Trust
           Company of Connecticut, National Association, as Trustee (incorporated by reference to Exhibit
           4.02 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No.
           1-4844)).........................................................................................      *
      4.5  Form of 9 1/4% Senior Subordinated Note due 2004 of the Company (incorporated by reference to
           Exhibit 4.01 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No.
           1-4844)).........................................................................................      *
     10.1  Credit Agreement dated as of June 14, 1993 (the "Credit Agreement") among the Company, the lenders named therein, Chemical Bank and NationsBank of Florida, N.A., as managing agents and swingline lenders, and Chemical Bank, as administrative agent (incorporated by reference to
           Exhibit 10.1 to the Registration Statement on Form S-2 of the Company (No. 33-64906))............      *
     10.2  Guarantee Agreement dated as of June 14, 1993 (the "Guarantee Agreement") among the subsidiaries of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference
           to Exhibit 10.2 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).........      *
     10.3  Indemnity, Subrogation and Contribution Agreement dated as of June 14, 1993 (the "Contribution
           Agreement"), among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on
           Form S-2 of the Company (No. 33-64906))..........................................................      *
     10.4  Pledge Agreement dated as of June 14, 1993 (the "Pledge Agreement") among the Company, each subsidiary of the Registrant listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-2 of the Company (No.
           33-64906)).......................................................................................      *
     10.5  Security Agreement dated as of June 14, 1993 (the "Security Agreement") among the Company, each subsidiary of the Company listed therein and Chemical Bank, as




 EXHIBIT
 NUMBER                                         DESCRIPTION OF EXHIBIT                                          PAGE
- ---------  -------------------------------------------------------------------------------------------------  ---------
           collateral agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form
           S-2 of the Company (No. 33-64906))...............................................................      *
     10.6  Trademark Security Agreement dated as of June 14, 1993 (the "Trademark Security Agreement") among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent
           (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-2 of the
           Company (No. 33-64906))..........................................................................      *
     10.7  Amendment No. 1 dated as of August 3, 1993 to the Credit Agreement (incorporated by reference to
           Exhibit 10.7 to the Registration Statement on Form S-3 of the Company (No. 33-50223))............      *
     10.8  Supplement No. 1 to the Guarantee Agreement dated as of August 12, 1993 (incorporated by reference in Exhibit 10.8 to the Registration Statement on Form S-3 of the Company (No.
           33-50223)).......................................................................................      *
     10.9  Supplement No. 1 to the Contribution Agreement dated as of August 12, 1993 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-3 of the Company (No.
           33-50223)).......................................................................................      *
    10.10  Supplement No. 1 to the Pledge Agreement dated as of August 12, 1993 (incorporated by reference
           to Exhibit 10.10 to the Registration Statement on Form S-3 of the Company (No. 33-50223))........      *
    10.11  Supplement No. 1 to the Security Agreement dated as of August 12, 1993 (incorporated by reference
           to Exhibit 10.11 to the Registration Statement on Form S-3 of the Company (No. 33-50223))........      *
    10.12  Supplement No. 1 to the Trademark Security Agreement dated as of August 12, 1993 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-3 of the Company (No.
           33-50223)).......................................................................................      *
    10.13  Amendment No. 2, Consent and Waiver dated as of September 30, 1993 to the Credit Agreement
           (incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K dated October 26,
           1993 of the Company (File No. 1-4844)............................................................      *
    10.14  Merrill Lynch Common Stock Purchase Agreement dated as of April 1, 1986 by and among the Company and the Merrill Lynch Investors (incorporated by reference to the Registration Statement on Form
           S-4 of Eckerd Holdings Inc. (No. 33-4497)).......................................................      *
    10.15  Commercial Paper Placement Agency Agreement dated July 17, 1989 between the Company and Merrill
           Lynch Money Markets, Inc. (incorporated by reference to Exhibit 10.15 of Form 10-K of the Company
           for the period ended February 3, 1990............................................................      *
    10.16  Receivables Purchase Agreement dated March 29, 1990 as Amended and Restated as of May 16, 1991
           between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.9 to the
           Registration Statement on Form S-2 of the Company (No. 33-64906))................................      *
    10.17  Amendment No. 1 to Receivables Purchase Agreement dated as of April 20, 1992 between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.28 of Form 10-K of the Company for
           the period ended February 1, 1992)...............................................................      *
    10.18  Amendment No. 2 to Receivables Purchase Agreement between the Company and Mellon Bank, N.A.
           (incorporated by reference to Exhibit 10.35 of Post-Effective Amendment No. 5 to the Registration
           Statement on Form S-2 of the Company (No. 33-37544)).............................................      *
    10.19  Amendment No. 3 to Receivables Purchase Agreement between the Company and Mellon Bank, N.A.
           (incorporated by reference to Exhibit 10.36 of Post-Effective Amendment No. 5 to the Registration
           Statement on Form S-2 of the Company (No. 33-37544)).............................................      *




 EXHIBIT
 NUMBER                                         DESCRIPTION OF EXHIBIT                                          PAGE
- ---------  -------------------------------------------------------------------------------------------------  ---------
    10.20  Amendment No. 4 to Receivables Purchase Agreement dated as of June 11, 1993 between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.13 to the Registration Statement
           on Form S-2 of the Company (No. 33-64906)).......................................................      *
    10.21  Reimbursement Agreement dated as of January 24, 1992 among the Company, the guarantors listed therein and Westpac Banking Corporation, New York Branch (incorporated by reference to Exhibit
           10.34 of Post-Effective Amendment No. 5 to the Registration Statement on Form S-2 of the Company
           (No. 33-37544))..................................................................................      *
    10.22  Registration Rights Agreement dated as of April 30, 1986 by and among the Company, the Merrill
           Lynch Investors, Morgan Capital Corporation and the other bank affiliates listed therein, the institutional and corporate investors listed therein and certain members of management of the
           Company (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-2 of
           the Company (No. 33-64906))......................................................................      *
    10.23  First Amendment to Registration Rights Agreement among the Company, EDS Holdings Inc., the
           Merrill Lynch Investors, the Bank Affiliates, the Institutional Investors and the Management
           Investors (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration
           Statement on Form S-2 of the Company (No. 33-64906)).............................................      *
    10.24  First Employees Management Stock Option Plan (incorporated by reference to the Registration
           Statement on Form S-8 of the Company (No. 33-30761)).............................................      *
    10.25  Employment Agreement dated as of April 30, 1986, between the Company and Stewart Turley
           (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-2 of the
           Company (No. 33-64906))..........................................................................      *
    10.26  Employment Agreement dated as of April 30, 1986, between the Company and Harry W. Lambert
           (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-2 of the
           Company (No. 33-64906))..........................................................................      *
    10.27  Employment Agreement dated as of April 30, 1986, between the Company and John W. Boyle
           (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-2 of the
           Company (No. 33-64906))..........................................................................      *
    10.28  Employment Agreement dated October 1, 1988, between the Company and Richard W. Roberson
           (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-2 of the
           Company (No. 33-64906))..........................................................................      *
    10.29  Employment Agreement dated June 9, 1993, between the Company and Francis A. Newman (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-2 of the Company (No.
           33-64906)).......................................................................................      *
    10.30  Master Lease Agreement I dated as of May 18, 1993 between the Company and Imaging Financial
           Services d/b/a EKCC ("IFS") (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the
           Registration Statement on Form S-2 of the Company (No. 33-64906))................................      *
    10.31  Master Lease Agreement II dated as of June 15, 1993 between the Company and IFS (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-2 of the
           Company (No. 33-64906))..........................................................................      *
    10.32  Systems Operations Service Agreement dated as of July 14, 1993 between the Company and Integrated
           Systems Solution Corporation (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to
           the Registration Statement on Form S-2 of the Company (No. 33-64906))............................      *
    10.33  Letter dated March 16, 1993 between IFS and the Company relating to IFS Sale and Leaseback
           (incorporated by reference to Exhibit 10.31 to Amendment No. 2 of the Registration Statement on
           Form S-2 of the Company (No. 33-64906))..........................................................      *




 EXHIBIT
 NUMBER                                         DESCRIPTION OF EXHIBIT                                          PAGE
- ---------  -------------------------------------------------------------------------------------------------  ---------
    10.34  Consulting Agreement dated as of September 30, 1993, between the Company and Harry W. Lambert
           (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registration Statement on
           Form S-3 of the Company (No. 33-50223))..........................................................      *
    10.35  1993 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 99.1 to
           the Registration Statement on Form S-8 of the Company (No. 33-49977))............................      *
    10.36  Form of Separation Agreement between the Company and Richard W. Roberson.........................
    10.37  Consent and Waiver dated as of January 15, 1994 to the Credit Agreement..........................
    10.38  Employment Agreement dated October 1, 1988 between the Company and James M. Santo................
     12.1  Statement regarding computation of ratio of earnings to fixed charges of the Company
           (incorporated by reference to Exhibit 12.1 to the Registration Statement on Form S-3 of the
           Registrant (No. 33-50223)).......................................................................      *
     22.1  Subsidiaries of the Company......................................................................
     23.1  Consent of Independent Certified Public Accountants..............................................
     99.1  Pro Forma Financial Data for the fiscal year ended January 29, 1994.


- ---------------

* Incorporated by reference.