Form 10-K/A
period 1994-01-29
ECKERD CORP
filed 1994-04-14
CIK 31364

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1
             /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1994
                                       OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         FOR THE TRANSITION PERIOD FROM               TO
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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                ON WHICH REGISTERED
- -----------------------------                       -------------------------
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

     As of March 26, 1994, 31,642,902 shares of common stock, par value $.01, were outstanding.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment to the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 of Eckerd Corporation (the "Company") is being filed by the Company to amend the following sections for the reasons specified: (a) Item 8 to correct a typographical error contained in the unaudited selected quarterly financial data for the fiscal quarter ended May 2, 1992; (b) Item 10 to add the disclosure concerning Harry W. Lambert, Richard W. Roberson and Thomas E. Whiddon and to correct the list of directorships of Dr. James T. Doluisio, Albert J. Fitzgibbons, III and Lewis W. Lehr; (c) Item 11 to reflect Robert
L. Myers as a named executive officer in lieu of James M. Santo and to correct the disclosure concerning the vesting of certain options granted to Francis
A. Newman; (d) Item 12 to reflect the security ownership of Robert L. Myers as a named executive officer in lieu of James M. Santo, to correct the business address for certain directors of the Company and to clarify that Richard W. Roberson and Thomas E. Whiddon are included in the group of directors and executive officers; and (e) Item 14 to refile the Independent Auditors'
Report to correct a clerical error and to change the exhibit index to reflect the filing of the employment agreement of Robert L. Myers as a new exhibit, the elimination of the employment agreement of James M. Santo as an exhibit and the refiling of the Consent of Independent Certified Public Accountants as an exhibit to correct a clerical error.

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

     Unaudited information on selected quarterly financial data of the Company for the years ended January 29, 1994 and January 30, 1993 required by this Item is presented below (in thousands):


                                                                           FISCAL 1993 QUARTERS ENDED
                                                                ------------------------------------------------
                                                                  05/01/93     07/31/93   10/30/93    01/29/94
                                                                -------------  ---------  ---------  -----------
FINANCIAL INFORMATION
- --------------------------------------------------------------
  Sales and other operating revenue...........................  $   1,055,152    981,195    972,675    1,181,517
  Cost of sales, including store occupancy, warehousing and
delivery expense..............................................        793,329    742,672    744,906      894,468
  Operating and administrative expenses.......................        210,420    209,526    212,200      225,834
  Net interest expenses.......................................         32,660     30,870     25,161       24,524
                                                                -------------  ---------  ---------  -----------
  Earnings (loss) before income taxes and extraordinary
item..........................................................         18,743     (1,873)    (9,592)      36,691
  Income taxes................................................            923      1,332       (455)         756
                                                                -------------  ---------  ---------  -----------
  Earnings (loss) before extraordinary item...................         17,820     (3,205)    (9,137)      35,935
  Extraordinary item-early retirement of debt and preferred
stock.........................................................             --    (27,663)    (2,421)     (14,270)
                                                                -------------  ---------  ---------  -----------
  Net earnings (loss).........................................         17,820    (30,868)   (11,558)      21,665
  Preferred stock dividends...................................          2,708      2,216         --           --
                                                                -------------  ---------  ---------  -----------
  Net earnings (loss) available to common shares..............  $      15,112    (33,084)   (11,558)      21,665
                                                                -------------  ---------  ---------  -----------
                                                                -------------  ---------  ---------  -----------
  Net earnings (loss) before extraordinary items per common
share.........................................................  $         .56       (.20)      (.29)        1.12
  Net earnings (loss) per common share........................  $         .56      (1.25)      (.37)         .68
  Weighted average common shares outstanding..................         26,917     26,505     31,606       32,073



                                                                            FISCAL 1992 QUARTERS ENDED
                                                                  ----------------------------------------------
                                                                   05/02/92    08/01/92   10/31/92    01/30/93
                                                                  -----------  ---------  ---------  -----------
FINANCIAL INFORMATION
- ----------------------------------------------------------------
  Sales and other operating revenue.............................  $   973,813    913,905    907,493    1,091,816
  Cost of sales, including store occupancy, warehousing and
delivery expense................................................      717,652    675,406    686,109      817,312
  Operating and administrative expenses.........................      214,169    213,310    207,817      219,869
  Net interest expenses.........................................       34,896     33,436     34,001       35,071
                                                                  -----------  ---------  ---------  -----------
  Earnings (loss) before income taxes and extraordinary item....        7,096     (8,247)   (20,434)      19,564
  Income taxes..................................................        2,857     (1,661)       664        1,004
                                                                  -----------  ---------  ---------  -----------
  Earnings (loss) before extraordinary item.....................        4,239     (6,586)   (21,098)      18,560
  Extraordinary item-tax effect of utilization of net operating
loss carryforward...............................................        2,317     (2,317)        --          762
                                                                  -----------  ---------  ---------  -----------
  Net earnings (loss)...........................................        6,556     (8,903)   (21,098)      19,322
  Preferred stock dividends.....................................        2,698      2,669      2,709        2,739
                                                                  -----------  ---------  ---------  -----------
  Net earnings (loss) available to common shares................  $     3,858    (11,572)   (23,807)      16,583
                                                                  -----------  ---------  ---------  -----------
                                                                  -----------  ---------  ---------  -----------
  Net earnings (loss) before extraordinary items per common
share...........................................................  $       .06       (.34)      (.88)         .59
  Net earnings (loss) per common share..........................  $       .15       (.43)      (.88)         .61
  Weighted average common shares outstanding....................       26,068     26,977     26,977       27,012

     Earnings (loss) per common share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings (loss) per common share.


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The name, age and office or principal occupation of the executive officers and directors of the Company who served during the year ended January 29, 1994 and certain information relating to their business experience are set forth below:

     NAME                                         AGE                                POSITION
- --------------------------------------------  -------  -------------------------------------------------------------
Stewart Turley..............................      59   Director, Chairman of the Board and Chief Executive Officer
Francis A. Newman...........................      45   Director, President and Chief Operating Officer
John W. Boyle...............................      65   Director and Vice Chairman of the Board
Dr. James T. Doluisio.......................      58   Director
Donald F. Dunn..............................      68   Director
Albert J. Fitzgibbons, III..................      48   Director
Lewis W. Lehr...............................      73   Director
Alexis P. Michas............................      36   Director
Rupinder S. Sidhu...........................      37   Director
Edward W. Kelly.............................      48   Senior Vice President/Merchandising
Harry W. Lambert............................      60   Senior Vice President and
                                                       President of Eckerd Drug
                                                       Company
Richard W. Roberson.........................      47   Senior Vice President
James M. Santo..............................      52   Senior Vice President/Administration and Secretary
Samuel G. Wright............................      43   Senior Vice President/Finance
Robert L. Myers.............................      48   Senior Vice President/Pharmacy
Robert D. Boos..............................      54   Vice President
Oren M. Peacock.............................      56   Vice President
Thomas E. Whiddon...........................      47   Vice President/Treasurer

     Mr. Turley is Chairman of the Board and Chief Executive Officer of the Company, positions he has held since 1986. He served as President of the Company from 1986 until July 1993. He joined Old Eckerd in 1966 and has served as Senior Vice President (1971-1974) and President and Chief Executive Officer (1974-1975) prior to being elected to Chairman of the Board, President and Chief Executive Officer. He is also a director of Barnett Banks, Inc., Sprint Corporation and Springs Industries, Inc.

     Mr. Newman is President, Chief Operating Officer and a director of the Company, positions he has held since July 6, 1993. Prior to joining the Company, Mr. Newman served as President, Chief Executive Officer and a director of F&M Distributors, Inc. ("F&M"), a drug store chain, since 1986. Prior to joining F&M, he was the Executive Vice President of Household Merchandising, a retail firm, from 1984 to 1985 and the Senior Vice President of Merchandising for F.W. Woolworth, a retail firm, from 1980 to 1984. Mr. Newman is also a director of FabriCenters of America, a retail firm.

     Mr. Boyle was appointed Vice Chairman of the Board in February 1993. Prior thereto he was Senior Vice President/Finance and Administration of the Company, a position he has held for more than the past five years. He joined Old Eckerd as Senior Vice President/Finance and Administration in 1983.

     Dr. Doluisio is Dean of the College of Pharmacy, University of Texas, Austin, Texas. Dr. Doluisio has been Dean since 1973 and has served as chairman of the American Pharmaceutical Association, the American Association of College of Pharmacy Council of Deans, the American Association for the Advancement of Science and as a trustee of the United States Pharmacopeia. He is also a director of COR Therapeutics, Inc.

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

     Mr. Fitzgibbons has been a director of Merrill Lynch Capital Partners since 1988. He has been a Partner of Merrill Lynch Capital Partners since 1993; an Executive Vice President of Merrill Lynch Capital Partners from 1988 to 1993; a Senior Vice President of Merrill Lynch Capital Partners from 1987 to 1988; a Managing Director of the Investment Banking Division of Merrill Lynch & Co. ("ML & Co.") since 1978; and Vice President of Merrill Lynch from 1974 to 1988. He is also a director of Amstar Corporation, Borg-Warner Security Corporation, Borg-Warner Automotive, Inc., Consumer Markets, Inc., ESSTAR Corporation, U.S. Foodservice, Inc., AmeriFoods Companies, Inc. and United Artists Theatre Circuit, Inc.

     Mr. Lehr is former Chairman of the Board of 3M Company, St. Paul, Minnesota. In his 39-year career with 3M Company, starting as an engineer, Mr. Lehr held numerous management positions and from 1980 to March 1986, when he retired, was Chairman of the Board and Chief Executive Officer. He also serves as a director of Peregrine Semiconductor Corporation and various IDS Funds.

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

     Mr. Lambert, who has served as Senior Vice President of the Company and President of Eckerd Drug Company for more than the past five years, retired from both positions effective September 30, 1993. See "Separation Agreements."

     Mr. Roberson was Senior Vice President of the Company and President of Eckerd Vision Group, positions he held from August 1988 until March 1994. In addition, Mr. Roberson was Chairman of the Board and Chief Executive Officer of Insta-Care Pharmacy Services, Inc., a subsidiary of the Company, from 1991 to 1994. Mr. Roberson served as Vice President/Controller and Treasurer of the Company prior to August 1988. Mr. Roberson resigned his employment in March 1994. See "Separation Agreements."

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

     Mr. Whiddon was Vice President and Treasurer of the Company, a position he held from September 1988 until March 1994. Mr. Whiddon resigned his employment in March 1994.

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

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM COMPENSATION
                                                                                        ------------------------
                                                                                         AWARDS(9)     PAYOUTS
                                                                                        -----------  -----------
                                                          ANNUAL COMPENSATION            NUMBER OF    LONG-TERM
                                                 -------------------------------------  SECURITIES    INCENTIVE
         NAME AND PRINCIPAL                                             OTHER ANNUAL    UNDERLYING      PLAN          ALL OTHER
            POSITION(1)                 YEAR      SALARY      BONUS    COMPENSATION(2)    OPTIONS      PAYOUTS    COMPENSATION(5)(6)
- ------------------------------------  ---------  ---------  ---------  ---------------  -----------  -----------  -----------------
Stewart Turley, Chairman of the            1993  $ 601,467  $ 201,419    $   --             25,000    $ 138,750       $  --
  Board, and CEO                           1992    591,351    135,906        324,696(3)     --          133,200         469,097
                                           1991    556,244    306,388                                    87,450
Francis A. Newman, President and           1993  $ 285,601  $ 250,000    $   --            215,000    $  --           $  --
  Chief Operating Officer(4)
Harry W. Lambert, Senior Vice              1993  $ 361,467  $ 120,851    $   --             --        $  83,750       $  --
  President, President--Eckerd Drug        1992    356,351     81,774        120,577        --           80,400         209,828
  Company(7)                               1991    336,244    184,937                                    52,800
John W. Boyle, Vice Chairman of the        1993  $ 319,467  $ 106,752    $   --             20,000    $  72,500       $  --
  Board                                    1992    311,351     71,408        168,935        --           69,600         297,251
                                           1991    291,244    160,095                                    45,540
Richard W. Roberson, Senior Vice           1993  $ 187,297  $  60,414    $   --             12,000    $  42,250       $  --
  President, President--Eckerd             1992    181,558     51,950         67,089        --           40,560         117,635
  Vision Group, Chairman of the            1991    170,244     62,926                                    26,400
  Board and CEO Insta-Care (8)
Robert L. Myers, Senior Vice               1993  $ 142,197  $  92,231    $   --             12,000    $  31,875       $  --
  President/Pharmacy                       1992    136,108     33,551         40,797        --           30,600          69,439
                                           1991    128,744     68,823                                    19,800

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

(5) Each named executive officer participates in The Jack Eckerd Corporation Profit Sharing Plan (the "Profit Sharing Plan") and The Jack Eckerd Corporation Executive Excess Plan (the "Executive Excess Plan"). The Executive Excess Plan replaces benefits under the Profit Sharing Plan (and The Jack Eckerd Corporation Pension Plan) which are reduced under provisions of the Internal Revenue Code. The amounts allocable in 1993 to the named executive officers under the Profit Sharing Plan and the Executive Excess Plan (with respect to the Profit Sharing Plan) were not calculable as of the date hereof. The amounts allocable in 1992 were as follows: Mr. Turley, $16,622, Mr. Lambert, $9,870, Mr. Boyle, $8,533, Mr. Roberson, $3,106, and
    Mr. Myers, $3,122.

(6) The balances of the amounts shown in 1992 consist of the following amounts paid to each named executive officer equaling the principal amounts due on the named executive officers' Management Notes and the excess, if any, of the interest due on their Management Notes over the interest payable by the Company on their Convertible Debentures: Mr. Turley, $452,475, Mr. Lambert, $199,958, Mr. Boyle, $288,718, Mr. Roberson, $114,529, and Mr. Myers
    $66,317. In 1992, payment on the Management Notes was accelerated and the Company made additional payments to the named executive officers in an amount equal to the remaining principal amount due on their Management Notes. The Management Notes were repaid in full and there are no future obligations by the Company or the named executive officers on these Management Notes. See "Compensation Committee Interlocks and Insider Participation."

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

(8) Mr. Roberson resigned from his employment with the Company effective March 31, 1994. See "Separation Agreements."

(9) No restricted stock was awarded during the year ended January 29, 1994. As of January 29, 1994 the named executive officers restricted stock holdings (number of shares and value) were as follows: Mr. Turley, 28,081, $554,600, Mr. Lambert, 15,431, $304,762, Mr. Roberson, 6,755, $133,411 and Mr. Myers,
    3,687, $72,818.     Mr. Newman and Mr. Boyle had no restricted stock
    holdings at January 29, 1994.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table presents information concerning grants of stock options during the 1993 fiscal year to each of the named executive officers. No stock appreciation rights were granted during the 1993 fiscal year.

                                            INDIVIDUAL GRANTS
                          ------------------------------------------------------
                                         PERCENT OF                                              POTENTIAL REALIZABLE VALUE AT
                           NUMBER OF        TOTAL                                                           ASSUMED
                          SECURITIES    OPTIONS/SARS                   MARKET                     ANNUAL RATES OF STOCK PRICE
                          UNDERLYING     GRANTED TO     EXERCISE OR     PRICE                   APPRECIATION FOR OPTION TERM(2)
                          OPTION/SARS   EMPLOYEES IN    BASE PRICE   ON DATE OF   EXPIRATION  -----------------------------------
    NAME                    GRANTED    FISCAL YEAR(1)    PER SHARE    GRANT(2)       DATE        0%          5%           10%
- ------------------------  -----------  ---------------  -----------  -----------  ----------  ---------  -----------  -----------
Stewart Turley..........      25,000            2.9%     $   14.00    $   14.00     08/12/03  $   0      $   220,113  $   557,810
Francis A. Newman.......     200,000           23.4          10.00        14.00     08/12/03    800,000    1,257,789    3,187,485
                              15,000            1.8          14.00        14.00     08/12/03      0          132,068      334,686
Harry W. Lambert........      --             --             --           --           --         --          --           --
John W. Boyle...........      20,000            2.3          14.00        14.00     08/12/03      0          176,090      446,248
Richard W. Roberson.....      12,000            1.4          14.00        14.00     08/12/03      0          105,654      267,749
Robert L. Myers.........      12,000            1.4          14.00        14.00     08/12/03      0          105,654      267,749

- ---------------

(1) Based on a total of 855,915 options granted to all employees. All options granted to the named executive officers were granted on August 12, 1993. Commencing three years after date of grant, the options (other than a portion of Mr. Newman's) are exercisable to the extent of 50%, with an additional 25% exercisable after each of the next two successive years. Mr. Newman's grant of options with respect to 200,000 shares is exercisable to the extent of 25% commencing one year after date of grant, with an additional 25% exercisable after each of the next three successive years.

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

                                                                                              VALUE OF UNEXERCISED
                                                                                                  IN-THE MONEY
                                                                                                  OPTIONS/SARS
                                                       NUMBER OF SECURITIES UNDERLYING             AT FY-END
                                                      UNEXERCISED OPTIONS/SARS AT FY-END         (EXERCISABLE/
     NAME                                                (EXERCISABLE/UNEXERCISABLE)             UNEXERCISABLE)
- --------------------------------------------------  --------------------------------------  ------------------------
Stewart Turley....................................              44,421  /25,000                $467,275  /$143,750
Francis A. Newman.................................                 -0-  /215,000               $    -0-  /$2,036,250
Harry W. Lambert..................................              20,800  /-0-                   $218,800  /-0-
John W. Boyle.....................................              20,800  /20,000                $218,800  /$115,000
Richard W. Roberson...............................              10,400  /12,000                $109,400  /$69,000
Robert L. Myers...................................               6,500  /12,000                $ 68,375  /$69,000

- ---------------

(1) None of the named executive officers exercised any options during the 1993 fiscal year.

           LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR (1)

     The following table presents information regarding Long-Term Incentive Plan Awards made during the 1993 fiscal year to each of the named executive officers.

                                             PERFORMANCE
                                               OR OTHER       ESTIMATED FUTURE PAYOUTS UNDER
                                             PERIOD UNTIL       NON-STOCK PRICE-BASED PLANS
                                              MATURATION   -------------------------------------
     NAME                                     OR PAYOUT     THRESHOLD     TARGET       MAXIMUM
- -------------------------------------------  ------------  -----------  -----------  -----------
Stewart Turley.............................     1993-1995   $  30,073   $   150,367  $   300,734
Francis A. Newman..........................     1993-1995      25,000       125,000      250,000
Harry W. Lambert...........................     1993-1995       6,024        30,122       60,244
John W. Boyle..............................     1993-1995      15,973        79,867      159,734
Richard W. Roberson........................     1993-1995      --           --           --
Robert L. Myers............................     1993-1995       7,110        35,549       71,099

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

THE JACK ECKERD CORPORATION PENSION PLAN

     The Jack Eckerd Corporation Pension Plan (the "Pension Plan") is qualified under the Code and is non-contributory. Employees who retire or terminate as vested participants are entitled to receive retirement benefits under a final average compensation formula. To the extent benefits cannot be provided under the Pension Plan due to the limitations imposed by Sections 415 and 401(a)(17) of the Code, such benefits will be provided for Messrs. Turley, Lambert and Boyle under The Jack Eckerd Corporation Executive Excess Plan (the "Excess Plan") which is not qualified under the Code. Mr. Roberson and Mr. Myers do not participate in the Excess Plan. Mr. Newman is not eligible to participate in this plan because he has not met the minimum length of service requirement.

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

- ---------------

(1) The Pension Plan provides for a Minimum Annual Retirement Benefit at age 65 after 25 years of service equal to 24% of final average compensation plus 15.5% of final average compensation in excess of an employee's average Social Security maximum taxable wage base for the 35 years ending with the employee's Social Security normal retirement age. The Minimum Annual Retirement Benefit includes the income which could be provided by a monthly annuity for life purchased with the Profit Sharing Plan vested account balance. Final average compensation is the average compensation (including base salary, Key Management Bonus, and Executive Three-Year Bonus) ("Salary," "Bonus," and "Long-Term Incentive Plan Payouts" in the Summary Compensation Table) for the highest consecutive five of the final ten years of employment. It also includes certain perquisites. The retirement benefit amounts shown are age 65 single life annuity amounts and are not subject to any deduction for Social Security or other offset amounts. The years of service and the current level of compensation recognized for retirement purposes (which would be used to calculate average annual compensation) for the named executive officers are as follows: Mr. Turley, 27 years and $716,181, Mr. Lambert, 23 years and $431,788, Mr. Boyle, 10 years and $372,321, Mr. Roberson, 16 years and $223,319, and Mr. Myers, 22 years and $170,897. The final average compensation for retirement purposes for the relevant five-year period is as follows: Mr. Turley $957,623, Mr. Lambert, $569,811, Mr. Boyle, $492,938, Mr. Roberson, $216,720, and Mr. Myers,
    $209,917.

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

     The following table sets out the estimated annual benefits payable at age 65 for the noted levels of mid-point salaries:

    COVERED            ANNUAL BENEFIT
   SALARY(1)             PAYABLE(2)
- ----------------  ------------------------
  $    100,000          $     25,000
       200,000                50,000
       300,000                75,000
       400,000               100,000
       500,000               125,000
       600,000               150,000
       700,000               175,000

- ---------------

(1) Under the ESBP, the Company is obligated to pay a participant commencing at age 65 an annual amount equal to 25% of the participant's covered salary in equal monthly installments for 15 years. The covered salary is the mid-point salary of a salary range for a particular executive position that is calculated by the Company. It does not relate to the figures provided in the Summary Compensation Table. The mid-point range for 1993 recognized for retirement purposes of the named executive officers are as follows: Mr. Turley, $512,400, Mr. Newman, $484,500, Mr. Lambert, $318,200, Mr. Boyle,
    $263,000, Mr. Roberson, $163,200 and Mr. Myers, $135,000. The years of service for 1993 recognized for retirement purposes were the same as those provided with respect to the Pension Plan. The ESBP also provides that, in the event of the death of a participant prior to retirement, the participant's beneficiary is entitled to receive either (a) a lump sum payment equal to four times the participants covered salary, or (b) an amount equal to 90% of the participant's covered salary for the first year after death plus 45% of the covered salary annually for the next nine years.

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

     In October 1988 the Company entered into an employment agreement with Mr. Myers that provides that upon involuntary termination of employment (except for cause) the Company will pay him a severance payment in an amount equal to his then current annual base salary in monthly installments plus a pro rata portion of certain bonus compensation payable under certain bonus plans, and, subject to certain limitations, the Company will continue certain insurance and medical benefits. The severance payments and benefits are payable for one year or 18 months, depending on length of service. The agreement is for a one-year term and is automatically renewed on a year-to-year basis, unless terminated by the Company or Mr. Myers. Mr. Roberson had an employment agreement which was terminated effective March 31, 1994 and had substantially the same terms as Mr. Myers' employment agreement. See "Separation Agreements."

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

                                                                                       SHARES OF
NAME                                                                                  COMMON STOCK   PERCENTAGE
- -----------------------------------------------------------------------------------  --------------  -----------
Merrill Lynch Investors(1).........................................................     14,697,104       46.45%
The Equitable Life Assurance Society of the
  United States(2).................................................................      1,654,526         5.23
J.P. Morgan Capital Corp.(3).......................................................      1,641,422         5.19
Company Employees' Profit Sharing Plan(4)..........................................      1,409,522         4.45
Stewart Turley(5)..................................................................        567,623         1.79
Francis A. Newman..................................................................          5,400        *
John W. Boyle(6)...................................................................        144,505        *
Dr. James Doluisio(7)..............................................................          6,437        *
Donald F. Dunn(8)..................................................................         13,217        *
Albert J. Fitzgibbons, III(9)(10)..................................................          4,717        *
Lewis W. Lehr(11)..................................................................          9,017        *
Alexis P. Michas(9)(12)............................................................          4,675        *
Rupinder S. Sidhu(9)(13)...........................................................          4,717        *
Harry W. Lambert(14)...............................................................        271,894        *
Richard W. Roberson(15)............................................................        119,999        *
Robert L. Myers(16)................................................................         66,633        *
All directors and executive officers as a group (18 persons) (17)(18)..............      1,651,781         5.19

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

 (3) Includes 1,036,400 shares of Common Stock and 605,022 shares of Non-Voting Common Stock beneficially owned by J.P. Morgan Capital Corporation ("MCC"). MCC may convert shares of Non-Voting Common Stock into shares of Common Stock to the extent that it would not own more
                                         (Footnotes continued on following page)

(Footnotes continued from preceding page) than 4.9% of the voting securities of the Company. The address for MCC is 60 Wall Street, New York, NY 10260.

 (4) The address for the Company Employees' Profit Sharing Plan is P.O. Box 4689, Clearwater, Florida 34618. NationsBank of Georgia, N.A. is the trustee of the Company Employees' Profit Sharing Plan. Total does not reflect the 192,000 shares of Common Stock of the Company that the Company has irrevocably committed to deposit to the Company Employees' Profit Sharing Plan over fiscal 1994, 1995 and 1996.

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

 (9) Messrs. Fitzgibbons, Michas and Sidhu are directors of the Company and officers of Merrill Lynch Capital Partners, ML & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Each disclaims beneficial ownership of shares of Common Stock beneficially owned by the Merrill Lynch Investors. The business address for Messrs. Fitzgibbons, Michas and Sidhu is 767 Fifth Avenue, 48th Floor, New York, New York 10153.

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

                                         (Footnotes continued on following page)

(Footnotes continued from preceding page)

(15) Total includes options covering 10,400 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter. Includes 6,755 shares of Management Restricted Stock which vest upon the occurrence of Restricted Stock Events.

(16) Total includes options covering 6,500 shares of Common Stock which are exercisable as of March 26, 1994 or within 60 days thereafter. Includes 3,687 shares of Management Restricted Stock which vest upon the occurrence of Restricted Stock Events.

(17) The total number of all directors and executive officers as a group includes (i) Harry W. Lambert who retired from his positions with the Company effective September 30, 1993 and is currently a consultant and advisor to the Company, (ii) Richard W. Roberson who resigned his employment with the Company in March 1994 and (iii) Thomas E. Whiddon who resigned his employment with the Company in March 1994.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Listed below are all financial statements, notes, schedules, and exhibits filed as part of the Form 10-K annual report:

      (a)(1) Financial statements and Schedules

     The following financial statements and schedules of the Company together with the Report of Independent Certified Public Acocuntants dated March 18, 1994 on pages 43 through 62 of the Form 10-K are filed with the Form 10-K:

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

     Also filed in the Form 10-K is the consent of KPMG Peat Marwick to the incorporation by reference of their auditors' report dated March 18, 1994, relating to the consolidated financial statements appearing in the Form 10-K, into Registration Statement Numbers 33-49977 and 33-50755 on Form S-8 and Registration Statement Numbers 33-10721 and 33-50223 on Form S-3.

(a)(2) Exhibits

     Exhibits previously filed herewith or previously filed by incorporation by reference:

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

     10.30    --Master Lease Agreement I dated as of May 18, 1993 between the Company and Imaging Financial
                Services d/b/a EKCC ("IFS") (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the
                Registration Statement on Form S-2 of the Company (No. 33-64906)).
     10.31    --Master Lease Agreement II dated as of June 15, 1993 between the Company and IFS (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-2 of the
                Company (No. 33-64906)).
     10.32    --Systems Operations Service Agreement dated as of July 14, 1993 between the Company and Integrated
                Systems Solution Corporation (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the
                Registration Statement on Form S-2 of the Company (No. 33-64906)).
     10.33    --Letter dated March 16, 1993 between IFS and the Company relating to IFS Sale and Leaseback
                (incorporated by reference to Exhibit 10.31 to Amendment No. 2 of the Registration Statement on
                Form S-2 of the Company (No. 33-64906)).
     10.34    --Consulting Agreement dated as of September 30, 1993, between the Company and Harry W. Lambert
                (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registration Statement on
                Form S-3 of the Company (No. 33-50223)).
     10.35    --1993 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of the Company (No. 33-49977)).
     10.36    --Form of Separation Agreement between the Company and Richard W. Roberson.
     10.37    --Consent and Waiver dated as of January 15, 1994 to the Credit Agreement.
     12.1     --Statement regarding computation of ratio of earnings to fixed charges of the Company (incorporated by reference to Exhibit 12.1 to the Registration Statement on Form S-3 of the Registrant (No.
                33-50223)).
     22.1     --Subsidiaries of the Company.
     99.1     --Pro Forma Financial Data for the fiscal year ended January 29, 1994.
                Exhibit filed herewith:
     10.38    --Employment Agreement dated October 1, 1988 between the Company and Robert L. Myers.
     23.1     --Consent of Independent Certified Public Accountants.


(b) Reports on Form 8-K

     The Company filed a report on Form 8-K dated January 4, 1994 announcing an agreement in principle to sell its Vision Group division.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 1994                             ECKERD CORPORATION

                                          By  /s/ SAMUEL G. WRIGHT
                                              ________________________
                                                   Samuel G. Wright
                                               Senior Vice President-Finance
                                               (Principal Accounting Officer)

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

                                                    KPMG Peat Marwick
Tampa, Florida
March 18, 1994

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

                                 EXHIBIT INDEX
                         ECKERD CORPORATION FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1994

 EXHIBIT
 NUMBER                                         DESCRIPTION OF EXHIBIT                                          PAGE
- ---------  -------------------------------------------------------------------------------------------------  ---------
   3.1(i)  Restated Certificate of Incorporation of Eckerd Corporation (the "Company") (incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-3 of the Company (No.
           33-50223)).......................................................................................      *
  3.2(ii)  Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2(ii) to the
           Registration Statement on Form S-3 of the Company (No. 33-50223))................................      *
      4.1  Form of certificate for the Company's Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-2 of the Company (No.
           33-64906)).......................................................................................      *
      4.2  Indenture dated as of May 1, 1986 by and between the Company and Mellon Bank, N.A. as trustee, relating to the 11 1/8% Subordinated Debentures due 2001 (incorporated by reference to the
           Registration Statement on Form S-1 of Eckerd Holdings Inc. (No. 33-4576)). (On February 6, 1991,
           Mellon Bank, N.A. was succeeded by Security Pacific National Trust Company, as trustee.).........      *
      4.3  Indenture dated as of May 1, 1986 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company), relating to the Company's Discount Subordinated
           Debentures due 2006 (incorporated by reference to Exhibit 4.2 to the Registration Statement on
           Form S-1 of the Company (No. 33-10721))..........................................................      *
      4.4  Indenture dated as of November 1, 1993 between the Company and State Street Bank and Trust
           Company of Connecticut, National Association, as Trustee (incorporated by reference to Exhibit
           4.02 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No.
           1-4844)).........................................................................................      *
      4.5  Form of 9 1/4% Senior Subordinated Note due 2004 of the Company (incorporated by reference to
           Exhibit 4.01 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No.
           1-4844)).........................................................................................      *
     10.1  Credit Agreement dated as of June 14, 1993 (the "Credit Agreement") among the Company, the lenders named therein, Chemical Bank and NationsBank of Florida, N.A., as managing agents and swingline lenders, and Chemical Bank, as administrative agent (incorporated by reference to
           Exhibit 10.1 to the Registration Statement on Form S-2 of the Company (No. 33-64906))............      *
     10.2  Guarantee Agreement dated as of June 14, 1993 (the "Guarantee Agreement") among the subsidiaries of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference
           to Exhibit 10.2 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).........      *
     10.3  Indemnity, Subrogation and Contribution Agreement dated as of June 14, 1993 (the "Contribution
           Agreement"), among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on
           Form S-2 of the Company (No. 33-64906))..........................................................      *
     10.4  Pledge Agreement dated as of June 14, 1993 (the "Pledge Agreement") among the Company, each subsidiary of the Registrant listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-2 of the Company (No.
           33-64906)).......................................................................................      *

 EXHIBIT
 NUMBER                                         DESCRIPTION OF EXHIBIT                                          PAGE
- ---------  -------------------------------------------------------------------------------------------------  ---------
     10.5  Security Agreement dated as of June 14, 1993 (the "Security Agreement") among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-2 of the Company (No.
           33-64906)).......................................................................................      *
     10.6  Trademark Security Agreement dated as of June 14, 1993 (the "Trademark Security Agreement") among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent
           (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-2 of the
           Company (No. 33-64906))..........................................................................      *
     10.7  Amendment No. 1 dated as of August 3, 1993 to the Credit Agreement (incorporated by reference to
           Exhibit 10.7 to the Registration Statement on Form S-3 of the Company (No. 33-50223))............      *
     10.8  Supplement No. 1 to the Guarantee Agreement dated as of August 12, 1993 (incorporated by reference in Exhibit 10.8 to the Registration Statement on Form S-3 of the Company (No.
           33-50223)).......................................................................................      *
     10.9  Supplement No. 1 to the Contribution Agreement dated as of August 12, 1993 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-3 of the Company (No.
           33-50223)).......................................................................................      *
    10.10  Supplement No. 1 to the Pledge Agreement dated as of August 12, 1993 (incorporated by reference
           to Exhibit 10.10 to the Registration Statement on Form S-3 of the Company (No. 33-50223))........      *
    10.11  Supplement No. 1 to the Security Agreement dated as of August 12, 1993 (incorporated by reference
           to Exhibit 10.11 to the Registration Statement on Form S-3 of the Company (No. 33-50223))........      *
    10.12  Supplement No. 1 to the Trademark Security Agreement dated as of August 12, 1993 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-3 of the Company (No.
           33-50223)).......................................................................................      *
    10.13  Amendment No. 2, Consent and Waiver dated as of September 30, 1993 to the Credit Agreement
           (incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K dated October 26,
           1993 of the Company (File No. 1-4844)............................................................      *
    10.14  Merrill Lynch Common Stock Purchase Agreement dated as of April 1, 1986 by and among the Company and the Merrill Lynch Investors (incorporated by reference to the Registration Statement on Form
           S-4 of Eckerd Holdings Inc. (No. 33-4497)).......................................................      *
    10.15  Commercial Paper Placement Agency Agreement dated July 17, 1989 between the Company and Merrill
           Lynch Money Markets, Inc. (incorporated by reference to Exhibit 10.15 of Form 10-K of the Company
           for the period ended February 3, 1990............................................................      *
    10.16  Receivables Purchase Agreement dated March 29, 1990 as Amended and Restated as of May 16, 1991
           between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.9 to the
           Registration Statement on Form S-2 of the Company (No. 33-64906))................................      *
    10.17  Amendment No. 1 to Receivables Purchase Agreement dated as of April 20, 1992 between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.28 of Form 10-K of the Company for
           the period ended February 1, 1992)...............................................................      *
    10.18  Amendment No. 2 to Receivables Purchase Agreement between the Company and Mellon Bank, N.A.
           (incorporated by reference to Exhibit 10.35 of Post-Effective Amendment No. 5 to the Registration
           Statement on Form S-2 of the Company (No. 33-37544)).............................................      *

 EXHIBIT
 NUMBER                                         DESCRIPTION OF EXHIBIT                                          PAGE
- ---------  -------------------------------------------------------------------------------------------------  ---------
    10.19  Amendment No. 3 to Receivables Purchase Agreement between the Company and Mellon Bank, N.A.
           (incorporated by reference to Exhibit 10.36 of Post-Effective Amendment No. 5 to the Registration
           Statement on Form S-2 of the Company (No. 33-37544)).............................................      *
    10.20  Amendment No. 4 to Receivables Purchase Agreement dated as of June 11, 1993 between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.13 to the Registration Statement
           on Form S-2 of the Company (No. 33-64906)).......................................................      *
    10.21  Reimbursement Agreement dated as of January 24, 1992 among the Company, the guarantors listed therein and Westpac Banking Corporation, New York Branch (incorporated by reference to Exhibit
           10.34 of Post-Effective Amendment No. 5 to the Registration Statement on Form S-2 of the Company
           (No. 33-37544))..................................................................................      *
    10.22  Registration Rights Agreement dated as of April 30, 1986 by and among the Company, the Merrill
           Lynch Investors, Morgan Capital Corporation and the other bank affiliates listed therein, the institutional and corporate investors listed therein and certain members of management of the
           Company (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-2 of
           the Company (No. 33-64906))......................................................................      *
    10.23  First Amendment to Registration Rights Agreement among the Company, EDS Holdings Inc., the
           Merrill Lynch Investors, the Bank Affiliates, the Institutional Investors and the Management
           Investors (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration
           Statement on Form S-2 of the Company (No. 33-64906)).............................................      *
    10.24  First Employees Management Stock Option Plan (incorporated by reference to the Registration
           Statement on Form S-8 of the Company (No. 33-30761)).............................................      *
    10.25  Employment Agreement dated as of April 30, 1986, between the Company and Stewart Turley
           (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-2 of the
           Company (No. 33-64906))..........................................................................      *
    10.26  Employment Agreement dated as of April 30, 1986, between the Company and Harry W. Lambert
           (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-2 of the
           Company (No. 33-64906))..........................................................................      *
    10.27  Employment Agreement dated as of April 30, 1986, between the Company and John W. Boyle
           (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-2 of the
           Company (No. 33-64906))..........................................................................      *
    10.28  Employment Agreement dated October 1, 1988, between the Company and Richard W. Roberson
           (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-2 of the
           Company (No. 33-64906))..........................................................................      *
    10.29  Employment Agreement dated June 9, 1993, between the Company and Francis A. Newman (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-2 of the Company (No.
           33-64906)).......................................................................................      *
    10.30  Master Lease Agreement I dated as of May 18, 1993 between the Company and Imaging Financial
           Services d/b/a EKCC ("IFS") (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the
           Registration Statement on Form S-2 of the Company (No. 33-64906))................................      *
    10.31  Master Lease Agreement II dated as of June 15, 1993 between the Company and IFS (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-2 of the
           Company (No. 33-64906))..........................................................................      *
    10.32  Systems Operations Service Agreement dated as of July 14, 1993 between the Company and Integrated
           Systems Solution Corporation (incorporated by reference to Exhibit

 EXHIBIT
 NUMBER                                         DESCRIPTION OF EXHIBIT                                          PAGE
- ---------  -------------------------------------------------------------------------------------------------  ---------
           10.30 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No.
           33-64906)).......................................................................................      *
    10.33  Letter dated March 16, 1993 between IFS and the Company relating to IFS Sale and Leaseback
           (incorporated by reference to Exhibit 10.31 to Amendment No. 2 of the Registration Statement on
           Form S-2 of the Company (No. 33-64906))..........................................................      *
    10.34  Consulting Agreement dated as of September 30, 1993, between the Company and Harry W. Lambert
           (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registration Statement on
           Form S-3 of the Company (No. 33-50223))..........................................................      *
    10.35  1993 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 99.1 to
           the Registration Statement on Form S-8 of the Company (No. 33-49977))............................      *
    10.36  Form of Separation Agreement between the Company and Richard W. Roberson.........................      *
    10.37  Consent and Waiver dated as of January 15, 1994 to the Credit Agreement..........................      *
    10.38  Employment Agreement dated October 1, 1988 between the Company and Robert L. Myers...............
     12.1  Statement regarding computation of ratio of earnings to fixed charges of the Company
           (incorporated by reference to Exhibit 12.1 to the Registration Statement on Form S-3 of the
           Registrant (No. 33-50223)).......................................................................      *
     22.1  Subsidiaries of the Company......................................................................      *
     23.1  Consent of Independent Certified Public Accountants..............................................
     99.1  Pro Forma Financial Data for the fiscal year ended January 29, 1994..............................      *

- ---------------

* Previously filed herewith or previously filed by incorporation by reference.