Form 10-Q
period 1994-04-30
ECKERD CORP
filed 1994-06-14
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Thirteen Weeks Ended April 30, 1994

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to
                                             ---------    ---------

                           Commission File No. 1-4844


                               ECKERD CORPORATION
               (Exact name of registrant as specified in charter)


        DELAWARE                                         13-3302437
(State of incorporation)                   (I.R.S. Employer Identification No.)


                              8333 Bryan Dairy Road
                              Largo, Florida  34647
              (Address and zip code of principal executive offices)


                                 (813) 399-6000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                 -----       -----
As of May 28, 1994 the following number of shares of Common Stock, $.01 par value, were outstanding: 31,668,867 (including 605,022 shares of Non-Voting Common Stock)



                           ECKERD CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS EXCEPT SHARE DATA)
                                                            Unaudited       Audited
ASSETS                                                       4/30/94        1/29/94
- - - ------                                                      ---------      ---------
Current assets:
   Cash and short-term interest bearing deposits
      plus accrued interest                                $   11,349         12,110
   Receivables, less allowance for doubtful
      receivables of $5,000 and $5,000                        100,263         92,672
   Merchandise inventories                                    730,426        765,653
   Prepaid expenses and other current assets                    6,480          6,232
                                                            ---------      ---------
         Total current assets                                 848,518        876,667
                                                            ---------      ---------
Property, plant and equipment, at cost                        476,868        507,061
   Less accumulated depreciation                              226,391        238,425
                                                            ---------      ---------
         Net property, plant and equipment                    250,477        268,636
Excess of cost over net assets acquired, less               ---------      ---------
   accumulated amortization                                    31,009         31,594
Favorable lease interests, less accumulated amortization      171,130        177,803
Unamortized debt expense                                       37,540         38,779
Other assets                                                   27,199         24,025
                                                            ---------      ---------
                                                           $1,365,873      1,417,504
                                                           ==========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
- - - ----------------------------------------------
Current liabilities:
   Bank debit balances                                     $   16,228         40,974
   Current installments of long-term debt                       1,896          1,905
   Accounts payable                                           260,606        363,136
   Accrued expenses                                           169,583        164,064
                                                            ---------      ---------
         Total current liabilities                            448,313        570,079
                                                            ---------      ---------
Other non-current liabilities                                  72,456         73,461
Long-term debt, excluding current installments                996,934        952,986
Stockholders' deficit:
   Preferred stock of $.01 par value.
      Authorized 20,000,000 shares; none issued                     -              -
   Voting common stock of $.01 par value.
      Authorized 96,481,272 shares; issued 31,061,245
      and 31,031,811                                              310            310
   Non-voting common stock of $.01 par value.
      Authorized 3,518,728 shares; issued 605,022 shares            6              6
   Capital in excess of par value                             225,807        225,560
   Retained deficit                                          (377,953)      (404,898)
                                                            ---------      ---------
         Total stockholders' deficit                         (151,830)      (179,022)
                                                            ---------      ---------
                                                           $1,365,873      1,417,504
                                                           ==========      =========

See accompanying notes to condensed consolidated financial statements.

                             ECKERD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                           (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   Thirteen Weeks Ended
                                                ---------------------------
                                                  4/30/94          5/1/93
                                                ----------        ---------
Sales and other operating
  revenue                                       $1,126,806        1,055,152
                                                ----------        ---------
Costs and expenses:
  Cost of sales, including store
    occupancy, warehousing and
    delivery expense                               856,694          793,329
  Operating and administrative
    expenses                                       217,846          210,420
                                                 ---------        ---------
      Earnings before interest
        expenses                                    52,266           51,403

Interest expenses:
  Interest expense, net                             22,212           30,914
  Amortization of original issue
    discount and deferred debt
    expenses                                         1,689            1,746
                                                 ---------        ---------
      Total interest expenses                       23,901           32,660
                                                 ---------        ---------
Earnings before income taxes                        28,365           18,743

Income tax provision                                 1,420              923
                                                 ---------        ---------
      Net earnings for the period                   26,945           17,820

Preferred stock dividends                                -            2,708
                                                 ---------        ---------
      Net earnings for the
        period available to
        common shares                           $   26,945           15,112
                                                ==========        =========
Net earnings per common share                   $      .84              .56
                                                ==========        =========

See accompanying notes to condensed consolidated financial statements.

                           ECKERD CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                    (IN THOUSANDS)
                                                             Thirteen Weeks Ended
                                                           -------------------------
                                                            4/30/94          5/1/93
                                                           ---------        --------
Cash flows from operating activities:
   Net earnings for the period                             $  26,945         17,820
   Adjustments to reconcile net earnings for the
      period to net cash provided by operating
      activities:
         Depreciation and amortization                        18,278         23,030
         Amortization of original issue discount
            and deferred debt expenses                         1,689          1,746
         Decrease in receivables, merchandise
            inventories and prepaid expenses                  11,943         24,000
         Decrease in accounts payable and accrued
            expenses                                         (95,249)        (2,168)
                                                            --------        -------
               Net cash provided by (used in)
                operating activities                         (36,394)        64,428
                                                            --------        -------
Cash flows from investing activities:
   Additions to property, plant and equipment                 (7,079)        (9,775)
   Sale of property, plant and equipment                          95          1,336
   Acquisition of certain drug store assets                     (376)          (109)
   Net cash proceeds from sale of Vision Group                23,654              -
   Other                                                         844           (985)
                                                            --------        -------
               Net cash from (used in) investing
                 activities                                   17,138         (9,533)
                                                            --------        -------
Cash flows from financing activities:
   Increase (decrease) in bank debit balances                (24,746)           451
   14.5% preferred stock cash dividends                             -         (2,708)
   Additions to long-term debt                                    23            373
   Reductions of long-term debt                                 (579)          (878)
   Net additions (reductions) under credit agreements         44,265        (48,500)
   Other, including deferred financing costs                    (468)          (722)
                                                            --------        -------
               Net cash provided by (used in)
                financing activities                          18,495        (51,984)
                                                            --------        -------
Net increase (decrease) in cash and cash equivalents            (761)         2,911
Cash and short-term interest bearing deposits plus
   accrued interest at beginning of period                    12,110         18,642
                                                            --------        -------
Cash and short-term interest bearing deposits plus
   accrued interest at end of period                       $  11,349         21,553
                                                           =========        =======

See accompanying notes to condensed consolidated financial statements.


                          ECKERD CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    The condensed consolidated financial statements include the accounts of the
      Company and its subsidiaries all of which are wholly owned, and were prepared from the books and records of the Company without audit or verification and in the opinion of management include all adjustments (none of which were other than recurring accruals) necessary to present a fair statement of results for such periods.  It is suggested that these condensed consolidated financial statements should be read in conjunction with the financial statements and notes filed as part of the Form 10-K/A report for the fiscal year ended January 29, 1994.  The results of operations of the periods indicated should not be considered as necessarily indicative of operations for the full year.

2. Substantially all inventories are determined on a last-in, first-out (LIFO) cost basis. At April 30, 1994 and January 29, 1994 inventories would have been greater by approximately $68.6 million and $66.1 million, respectively, if inventories were valued on a first-in, first-out (FIFO) cost basis. The cost of merchandise sold is calculated primarily on estimated inventory values and inflation rates based on physical inventories taken at all locations at least once during the fiscal year.

3. Net earnings per common share calculations for the periods presented are after considering any preferred dividends paid on the Company's 14.5% cumulative redeemable preferred stock which was repurchased on July 15, 1993. The weighted average number of shares outstanding for the thirteen weeks ended April 30, 1994 and May 1, 1993 were 32,224,000 and 26,917,000, respectively.

 4.

                           Eckerd Corporation
             Condensed Consolidated Statements of Operations
                               (Unaudited)
                  (In Thousands Except Per Share Data)
                                         Thirteen Weeks Ended
                                ---------------------------------------
                                 04/30/94             05/01/93
                                -----------   -------------------------
                                  Actual         Actual     Adjusted(A)
                                -----------   -----------   -----------
Sales                           $1,126,806     1,055,152     1,039,645
Cost of sales                      856,694       793,329       786,008
Operating and administrative
   expenses                        217,846       210,420       203,594
                                 ---------     ---------     ---------
Operating profit                    52,266        51,403        50,043
Interest expense                    23,901        32,660        32,185
Income taxes                         1,420           923           879
                                 ---------     ---------     ---------
Net earnings                        26,945        17,820        16,979
Preferred stock dividends                -         2,708         2,708
Net earnings available           ---------     ---------     ---------
   to common shares             $   26,945        15,112        14,271
Net earnings per                ==========     =========     =========
   common share                       $.84           .56           .53
Weighted average number of            ====          ====          ====
   shares outstanding               32,224        26,917        26,917
Earnings before interest,
   income taxes, depreciation
   and amortization (EBITDA)    $   70,544        74,433        72,470
EBITDA, adjusted for
   comparability (B)            $   74,116        74,945        72,982
Earnings before interest,
   income taxes and
   amortization (EBITA)         $   60,293        60,045        58,651
EBITA, adjusted for
   comparability (B)            $   62,344        60,557        59,163

(A) The adjusted financial data is based on the historical financial statements of the Company, adjusted to give effect to the Company's sale of the Vision Group operations which was sold effective January 30, 1994, and the use of the net proceeds therefrom as if such transaction had occurred as of the beginning of the period ended May 1, 1993.

(B) Two financing transactions entered into in April and June of 1993 relating to the placement of certain inventory on consignment and the sale and leaseback of certain photo processing equipment negatively impacted the comparability of first quarter EBITDA and EBITA with last year by approximately $3,060 and $1,539, respectively.

                                ECKERD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company sold its Vision Group operations effective January 30, 1994. The following results of operations discussion will compare the first quarter of fiscal 1994 to the adjusted first quarter of fiscal 1993 (thirteen weeks ended April 30, 1994 and May 1, 1993) which gives effect to the Company's sale of the Vision Group operations. See "footnote 4 of Notes to Condensed Consolidated Financial Statements."

The Company's sales and other operating revenue for the first quarter of fiscal 1994 and 1993 were $1,126.8 million and $1,039.6 million, respectively, an increase of 8.4%. Comparable drug store sales (stores open for one year or more) increased 7.4% in the first quarter of fiscal 1994, compared to 6.2% for the first quarter of fiscal 1993 in spite of a severe cough, cold and flu virus which stimulated sales during the first quarter of fiscal 1993. The increase in comparable drug store sales in the first quarter was due to the increase in sales of prescription drugs resulting from sales related to new third-party
prescription plan contracts and the Company's competitive pricing program.   In
addition, comparable drug store sales growth was positively affected by increased sales of non prescription items in the health, beauty and skincare, greeting card, convenience food and photofinishing categories resulting from increased marketing emphasis and shelf space for these categories. Total sales growth in the first quarter was positively affected by the growth in comparable drug store sales, as well as the inclusion of 19 drug stores acquired during the fourth quarter of fiscal 1993.

Prescription sales as a percentage of drug store sales was approximately 50.3% for the first quarter of fiscal 1994 as compared with approximately 47.8% for the first quarter of fiscal 1993. The growth in prescription sales in the first quarter was primarily the result of increased third-party prescription sales and the Company's competitive pricing program. Third-party prescription sales represented approximately 62.7% and 55.3% of the Company's prescription sales in the first quarter of fiscal 1994 and 1993, respectively. The Company expects prescription sales to third-party payors, in terms of both dollar volume and as a percentage of total prescription sales, to continue to increase in fiscal 1994 and thereafter. Although contracts with third-party payors generally increase the volume of prescription sales and gross profit dollars, third-party payors typically negotiate lower prescription prices than those on non third-party prescriptions, resulting in decreasing gross profit margins on the Company's prescription sales.

Cost of sales and related expenses in the first quarter of fiscal 1994 and 1993 was $856.7 million and $786.0 million, respectively, an increase of 9.0%. As a percentage of sales, cost of sales and related expenses were 76.0% compared to 75.6% for the first quarter of fiscal 1994 and 1993, respectively. The competitive pricing strategy for non third-party prescription sales and the continued increase in third-party prescription sales with typically lower gross profit margins than non third-party prescription sales partially offset by a lower LIFO charge of $2.5 million ($4.0 million in the first quarter of fiscal
1993) were the primary reasons for the increase in cost of sales and related expenses in the first quarter of fiscal 1994.

Operating and administrative expenses in the first quarter of fiscal 1994 and 1993 were $217.8 million and $203.6 million, respectively, an increase of 7.0%. As a percentage of sales, operating and administrative expenses decreased to 19.3% in the first quarter of fiscal 1994 from 19.6% in the first quarter of fiscal 1993 as a result of the higher sales increases in fiscal 1994 and lower costs as a percentage of sales in such expense categories as payroll and insurance. Non-cash, tax deductible amortization of intangibles included in operating and administrative expenses in the first quarter of fiscal 1994 and 1993 were $8.0 million, compared to $8.6 million, respectively, a decrease of 6.8%.

Earnings before interest expenses were $52.3 million in the first quarter of fiscal 1994, compared to $50.0 million in the first quarter of fiscal 1993, an increase of 4.4% primarily due to the increase in gross profit dollars as a result of higher sales and other operating revenue, and a decrease in operating and administrative expenses as a percentage of sales. Two financing transactions entered into in April and June of 1993 relating to the placement of certain inventory on consignment and the sale and leaseback of certain photo processing equipment negatively impacted the comparability of first quarter earnings before interest expenses by $1.5 million with a corresponding positive impact on interest expense. Earnings before interest expenses adjusted for comparability increased from $50.5 million in the first quarter of fiscal 1993 to $54.3 million in the first quarter of fiscal 1994, an increase of 7.4%.

Total interest expenses were $23.9 million compared to $32.2 million in the first quarter of fiscal 1994 and 1993, respectively, a decrease of 25.7%. The decrease was due primarily to the lower cost of debt for the Company after the June 1993 refinancing, the August 1993 initial public offering and November 1993 9.25% Senior Subordinated Note issuance.

Income taxes for the first quarter of fiscal 1994 and 1993 of $1.4 million and $.9 million, respectively, represent alternative minimum and state income taxes for the Company.

As a result of the foregoing factors, the Company had net earnings in the first quarter of fiscal 1994 of $26.9 million, or 2.4% of sales, compared with net earnings of $17.0 million, or 1.6% of sales in the first quarter of fiscal 1993.

At April 30, 1994 the Company operated 1,709 Eckerd Drug stores and 436 Eckerd Express Photo labs and Insta-Care Pharmacy Services a provider of pharmaceutical care to institutions.

Financial Condition and Liquidity

With respect to the balance sheet at April 30, 1994 compared to the balance sheet at January 29, 1994, merchandise inventories decreased $35.2 million (net of the LIFO charge of $2.5 million) to $730.4 million, accounts receivable increased $7.6 million to $100.3 million and property, plant and equipment decreased $30.2 million to $476.9 million. The sale of the Vision Group operations reduced inventories, receivables and property, plant and equipment by approximately $12.5 million, $2.6 million and $26.7 million, respectively. The balance of the inventory reduction is a result of strong first quarter sales coupled with good inventory management and control. The receivables increase is attributable primarily to the increase in institutional and third-party prescription sales. Additions to property, plant and equipment of $7.1 million were primarily due to improvements to existing stores and facilities and the addition of new stores and retirements of fully depreciated assets were $10.5 million.

At April 30, 1994, $620.4 million in borrowings were outstanding under the Credit Agreement ($410.9 million under Tranche A, $138.5 million under Tranche B, $60.0 million Revolving Loan borrowings and $11.0 million of banker's acceptances) and the Company had unused and available borrowing commitments thereunder of $151.6 million. The Tranche A loan commitment of $410.9 million (originally $500.0 million was reduced by $27.5 million from net proceeds from the IPO and $61.6 million of prepayments and scheduled payments) amortizes in unequal quarterly payments and matures in full in July 1999. The Tranche A loan commitment amortizes by $18.5 million by the end of fiscal year 1994, by $64.6 million for fiscal year 1995, by $83.1 million for fiscal years 1996, 1997 and 1998 and by $78.5 million for fiscal year 1999. The Tranche B term loan commitment of $138.5 million (originally $150.0 million was reduced by $8.3 million from net proceeds from the IPO and $3.2 million of prepayments) amortizes in unequal semi-annual payments and matures in full in June 2000. The Tranche B loan commitment amortizes by $9.1 million for fiscal year 1998, by $18.6 million for fiscal year 1999 and by $110.8 million for fiscal year 2000. The Revolving Loan commitment of $300.0 million matures in full at the end of July 1999. At April 30, 1994 the Company had excess availability under the Revolving Loan commitment and accordingly did not treat the $18.5 million Tranche A loan maturity as current.

On April 30, 1994 the Company had working capital of $400.2 million and a current ratio of 1.9 to 1 compared to $306.6 million and 1.5 to 1 at January 29, 1994. Including the Company's first quarter net earnings of $26.9 million and $17.8 million for fiscal years 1994 and 1993, respectively, cash flow provided by operating activities declined $100.8 million for fiscal 1994 compared with fiscal 1993. This decline was principally due to the initiation of the inventory consignment program of approximately $52 million in the first quarter of fiscal 1993 and higher than normal cash payments to merchandise vendors in the first quarter of fiscal 1994, as a result of the reduction of accounts payable from an abnormally high balance at January 29, 1994 primarily from the timing of vendor payment due dates.

Net cash from investing activities for the first quarter of fiscal 1994 and 1993 provided $17.1 million and used $9.5 million, respectively. Uses of cash were principally for capital expenditures of $7.1 million and $9.8 million for fiscal 1994 and 1993, respectively, for additions to the Company's drug stores, and Express Photo units and improvements to existing stores. In fiscal 1994, a source of cash to the Company from investing activities was provided by a partial payment for the sale of the Vision Group operations. Capital expenditures planned for fiscal 1994 are expected to be approximately $45 million. Funds for the planned cash capital expenditures are expected to come from cash flow from operating activities and available borrowings, if necessary. In addition, the Company is financing expansion or upgrade of photoprocessing equipment through five-year operating leases in an amount of up to $10 million per year under a sale and leaseback agreement effective June, 1993. Approximately $1.7 million has been financed as operating leases during the first quarter of fiscal 1994. Such items were treated as capital expenditures during the first quarter of fiscal 1993.

Financing activities for the first quarter of fiscal 1994 provided $18.5 million primarily from bank borrowings to support working capital needs and the reduction of $24.7 million of bank debit balances. Financing activities for the first quarter of fiscal 1993 used $52.0 million primarily to reduce bank borrowings and pay cash dividends on the Company's 14.5% cumulative redeemable preferred stock which was repurchased on July 15, 1993.

The Company anticipates that the combination of amortization of intangibles and interest on debt will have a negative impact upon future earnings and, to a lesser degree, cash flow from operating activities. The Company does not believe, however, that the impact of such planned amortization and interest expenses upon earnings indicates a present or future impairment of liquidity. Based upon the Company's ability to generate cash flow from operating activities, the available unused portion of the working capital revolving credit loans under the Credit Agreement and other existing financing sources, the Company believes that it will have the funds necessary to meet the principal and interest payments on its debt as they become due and to operate and expand its businesses.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Company's independent public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Auditors' Report is presented on page 11 of this report.

                                Auditors' Report
                                ----------------

The Board of Directors
Eckerd Corporation:

We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries as of April 30, 1994 and the related condensed consolidated statements of operations and cash flows for the thirteen weeks ended April 30, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 29, 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for the year then ended (not presented herein); and in our report dated March 18, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                       KPMG PEAT MARWICK



June 8, 1994

                            PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
- - - ------------------------------------------------------------
The Company's Annual Meeting of Stockholders was held on May 17, 1994. As of that date proxies covering 27,550,745 shares of 31,037,880 shares outstanding were entitled to vote. The following Class I directors were elected to the Company's Board of Directors for a term of three years until the Annual Meeting in 1997.

                                          Withheld
Nominee                    In Favor       Authority
- - - -------                   ----------    ------------
John W. Boyle             27,481,976       68,769
Dr. James T. Doluisio     27,512,372       38,373
Rupinder S. Sidhu         27,434,170      116,675

Donald F. Dunn, Alexis P. Michas and Francis A. Newman are Class II directors and their terms expire on the date of the Annual Meeting in 1995. Albert J. Fitzgibbons, III, Lewis W. Lehr and Stewart Turley are Class III directors and their terms expire on the date of the Annual Meeting in 1996.

The results of voting by stockholders on the adoption of a resolution ratifying the selection of KPMG Peat Marwick by the Board of Directors as independent auditors of the Company for the ensuing year was as follows:

                In Favor       Opposed       Abstained
               ----------     ---------      ---------
               27,536,603       8,899          5,243

Item 6.  Exhibits and Reports on Form 8-K
- - - -----------------------------------------
(a)   Exhibits

      15.1 Letter re unaudited interim financial information

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the thirteen weeks ended April 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ECKERD CORPORATION
                                                     (Registrant)

                                          /s/Samuel G. Wright
June 14, 1994                             -----------------------------------
- - - -------------                                     Samuel G. Wright
     Date                                   Senior Vice President-Finance
                                            (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------
                               Eckerd Corporation
                                    Form 10-Q


Exhibit No      Description of Exhibit                                   Page
- - - ----------      ----------------------                                   ----
  15.1          Letter re unaudited interim financial information         14