Form 10-Q
period 1994-07-30
ECKERD CORP
filed 1994-09-13
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Twenty-Six Weeks Ended July 30, 1994

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


                                 (813) 399-6000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                 -----       -----
As of August 27, 1994 the following number of shares of Common Stock, $.01 par value, were outstanding: 31,687,390 (including 605,022 shares of Non-Voting Common Stock)


                          ECKERD CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS EXCEPT SHARE DATA)
                                                            Unaudited       Audited
ASSETS                                                       7/30/94        1/29/94
- ------                                                      ---------      ---------
Current assets:
   Cash and short-term interest bearing deposits           $    9,606         12,110
   Receivables, less allowance for doubtful
      receivables of $5,000 and $5,000                        109,311         92,672
   Merchandise inventories                                    731,353        765,653
   Prepaid expenses and other current assets                    6,418          6,232
                                                            ---------      ---------
         Total current assets                                 856,688        876,667
                                                            ---------      ---------
Property, plant and equipment, at cost                        483,718        507,061
   Less accumulated depreciation                              235,756        238,425
                                                            ---------      ---------
         Net property, plant and equipment                    247,962        268,636
                                                            ---------      ---------
Excess of cost over net assets acquired, less
   accumulated amortization                                    30,823         31,594
Favorable lease interests, less accumulated amortization      164,850        177,803
Unamortized debt expense                                       36,091         38,779
Other assets                                                   30,786         24,025
                                                            ---------      ---------
                                                           $1,367,200      1,417,504
                                                            =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
- ----------------------------------------------
Current liabilities:
   Bank debit balances                                     $   12,716         40,974
   Current installments of long-term debt                       1,888          1,905
   Accounts payable                                           271,930        363,136
   Accrued expenses                                           184,740        164,064
                                                            ---------      ---------
         Total current liabilities                            471,274        570,079
                                                            ---------      ---------
Other non-current liabilities                                  70,462         73,461
Long-term debt, excluding current installments                971,829        952,986
Stockholders' deficit:
   Preferred stock of $.01 par value.
      Authorized 20,000,000 shares; none issued                     -              -
   Voting common stock of $.01 par value.
      Authorized 96,481,272 shares; issued 31,074,615
      and 31,031,811                                              311            310
   Non-voting common stock of $.01 par value.
      Authorized 3,518,728 shares; issued 605,022 shares            6              6
   Capital in excess of par value                             225,250        225,560
   Retained deficit                                          (371,932)      (404,898)
                                                            ---------      ---------
         Total stockholders' deficit                         (146,365)      (179,022)
                                                            ---------      ---------
                                                           $1,367,200      1,417,504
                                                            =========      =========

See accompanying notes to condensed consolidated financial statements.

                              ECKERD CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                             (IN THOUSANDS EXCEPT PER SHARE DATA)
                                       Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                      -----------------------    -----------------------
                                       7/30/94      7/31/93        7/30/94     7/31/93
                                      ----------   ----------    ----------   ----------
Sales and other operating revenue     $1,057,924      981,195     2,184,730    2,036,347
                                       ---------      -------     ---------    ---------
Costs and expenses:
  Cost of sales, including store
    occupancy, warehousing and
    delivery expense                     811,315      742,672     1,668,009    1,536,001
  Operating and administrative
    expenses                             215,767      209,526       433,613      419,946
                                       ---------      -------     ---------    ---------
      Earnings before interest
        expense                           30,842       28,997        83,108       80,400

Interest expense:
  Interest expense, net                   22,789       29,039        45,001       59,953
  Amortization of original issue
    discount and deferred debt
    expenses                               1,702        1,831         3,391        3,577
                                       ---------      -------     ---------    ---------
      Total interest expense              24,491       30,870        48,392       63,530
                                       ---------      -------     ---------    ---------
      Earnings (loss) before income
        taxes and extraordinary item       6,351       (1,873)       34,716       16,870

Income tax provision                         330        1,332         1,750        2,255
                                       ---------      -------     ---------    ---------
      Earnings (loss) before
        extraordinary item                 6,021       (3,205)       32,966       14,615

Extraordinary item-early retirement
  of debt and preferred stock, net
  of taxes                                     -      (27,663)            -      (27,663)
                                       ---------      -------     ---------    ---------
      Net earnings (loss) for the
        period                             6,021      (30,868)       32,966      (13,048)

Preferred stock dividends                      -        2,216             -        4,924
                                       ---------      -------     ---------    ---------
      Net earnings (loss) available
        to common shares              $    6,021      (33,084)       32,966      (17,972)
                                       =========      =======     =========    =========
Earnings (loss) per common share:
  Earnings (loss) before
    extraordinary item                $      .19         (.20)         1.02          .36

  Extraordinary item                           -        (1.05)            -        (1.03)
                                       ---------      -------     ---------    ---------
      Net earnings (loss) per
        common share                  $      .19        (1.25)         1.02         (.67)
                                       =========      =======     =========    =========

See accompanying notes to condensed consolidated financial statements.


                          ECKERD CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                    (IN THOUSANDS)
                                                            Twenty-Six Weeks Ended
                                                           -------------------------
                                                            7/30/94         7/31/93
                                                           ---------        --------
Cash flows from operating activities:
   Net earnings (loss) for the period                      $  32,966        (13,048)
   Adjustments to reconcile net earnings (loss) for the
      period to net cash provided by operating
      activities:
         Extraordinary charge related to early
            retirement of debt and preferred stock                 -         28,666
         Depreciation and amortization                        36,388         46,038
         Amortization of original issue discount
            and deferred debt expenses                         3,391          3,577
         Decrease in receivables, merchandise
            inventories and prepaid expenses                   2,030         69,059
         Decrease in accounts payable and accrued
            expenses                                         (70,760)       (43,589)
                                                            --------        -------
               Net cash provided by operating
                 activities                                    4,015         90,703
                                                            --------        -------
Cash flows from investing activities:
   Additions to property, plant and equipment                (15,751)       (22,979)
   Sale of property, plant and equipment                         923         36,098
   Acquisition of certain drug store assets                     (689)          (150)
   Net cash proceeds from sale of Vision Group                22,753              -
   Other                                                      (2,580)          (827)
                                                            --------        -------
               Net cash from investing activities              4,656         12,142
                                                            --------        -------
Cash flows from financing activities:
   Decrease in bank debit balances                           (28,258)       (12,231)
   14.5% preferred stock cash dividends                             -         (4,924)
   Additions to long-term debt                                    36            714
   Reductions of long-term debt                                 (954)        (1,811)
   Net additions under current credit agreement               19,265        742,800
   Net reductions under prior credit agreement                     -       (221,723)
   Redemption of 14.5% preferred stock                              -        (75,000)
   Redemption of 13% subordinated debentures                       -       (295,165)
   Redemption of senior notes                                      -       (168,000)
   Other, including deferred financing costs                  (1,264)       (57,831)
                                                            --------        -------
               Net cash used in financing activities         (11,175)       (93,171)
                                                            --------        -------
Net increase (decrease) in cash and cash equivalents          (2,504)         9,674
Cash and short-term interest bearing deposits
   at beginning of period                                     12,110         18,642
                                                            --------        -------
Cash and short-term interest bearing deposits
   at end of period                                        $   9,606         28,316
                                                            ========        =======

See accompanying notes to condensed consolidated financial statements.


                         ECKERD CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      Note 1.
      -------
      The condensed consolidated financial statements include the accounts of the
      Company and its subsidiaries all of which are wholly owned, and were prepared from the books and records of the Company without audit or verification and in the opinion of management include all adjustments (none of which were other than recurring accruals) necessary to present a fair statement of results for such periods.  It is suggested that these condensed consolidated financial statements should be read in conjunction with the financial statements and notes filed as part of the Form 10-K/A report for the fiscal year ended January 29, 1994.  The results of operations of the periods indicated should not be considered as necessarily indicative of operations for the full year.

      Note 2.
      -------
      Substantially all inventories are determined on a last-in, first-out (LIFO)
      cost basis.  At July 30, 1994 and January 29, 1994 inventories would have been greater by approximately $70.9 million and $66.1 million, respectively, if inventories were valued on a first-in, first-out (FIFO) cost basis.  The cost of merchandise sold is calculated primarily on estimated inventory values and inflation rates based on physical inventories taken at all locations at least once during the fiscal year.

      Note 3.
      -------
      Net earnings per common share calculations for the periods presented are after considering any preferred dividends paid on the Company's 14.5%
      cumulative redeemable preferred stock which was repurchased on July 15,
      1993.  The weighted average number of shares outstanding for the thirteen and twenty-six weeks ended July 30, 1994 and July 31, 1993 were 32,246,000 and
      32,235,000 and 26,505,000 and 26,826,000, respectively.


                                                                       (Continued)

                             ECKERD CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.                      ECKERD CORPORATION AND SUBSIDIARIES
- -------          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                Thirteen Weeks Ended           Twenty-Six Weeks Ended
                         -------------------------------- --------------------------------
                           7/30/94          7/31/93        7/30/94          7/31/93
                         ---------- --------------------- ---------  ---------------------
                           Actual     Actual  Adjusted(A)   Actual     Actual  Adjusted(A)
                         ---------- --------- ----------- ---------  --------- -----------
Sales                   $1,057,924    981,195    965,582  2,184,730  2,036,347  2,005,227
Cost of sales              811,315    742,672    735,116  1,668,009  1,536,001  1,521,124
Operating and admin-
  istrative expenses       215,767    209,526    202,731    433,613    419,946    406,325
                         ---------  ---------  ---------  ---------  ---------  ---------
Operating profit            30,842     28,997     27,735     83,108     80,400     77,778
Interest expense            24,491     30,870     30,395     48,392     63,530     62,580
Income taxes                   330      1,332      1,153      1,750      2,255      2,032
                         ---------  ---------  ---------  ---------  ---------  ---------
Earnings (loss) before
  extraordinary items        6,021     (3,205)    (3,813)    32,966     14,615     13,166
Extraordinary items              -    (27,663)   (27,663)         -    (27,663)   (27,663)
                         ---------  ---------  ---------  ---------  ---------  ---------
Net earnings (loss)          6,021    (30,868)   (31,476)    32,966    (13,048)   (14,497)
Preferred stock
  dividends                      -      2,216      2,216          -      4,924      4,924
                         ---------  ---------  ---------  ---------  ---------  ---------
Net earnings(loss) avail-
  able to common shares $    6,021    (33,084)   (33,692)    32,966    (17,972)   (19,421)
                         =========  =========  =========  =========  =========  =========
Net earnings (loss) per
  common share before
  extraordinary item         $ .19       (.20)      (.23)      1.02        .36        .31
Net earnings (loss) per      =====      =====      =====       ====       ====       ====
  common share               $ .19      (1.25)     (1.27)      1.02       (.67)      (.72)
                             =====      =====      =====       ====       ====       ====
Weighted average number
  of shares outstanding     32,246     26,505     26,505     32,235     26,826     26,826
Earnings before interest
  income taxes,
  depreciation and
  amortization (EBITDA) $   48,952     52,005     50,137    119,496    126,438    122,607
EBITDA, adjusted for
  comparability (B)     $   52,785     54,654     52,786    126,901    129,599    125,768
Earnings before
  interest income taxes
  and amortization
  (EBITA)               $   38,593     39,054     37,757     98,886     99,099     96,408
EBITA, adjusted for
  comparability (B)     $   40,848     41,163     39,866    103,192    101,720     99,029

(A) The adjusted financial data is based on the historical financial statements of the
    Company, adjusted to give effect to the Company's sale of the Vision Group operations which was sold effective January 30, 1994, and the use of the net proceeds therefrom as if such transaction had occurred as of the beginning of the twenty-six week period ended July 31, 1993.
(B) Two financing transactions entered into in April and June of 1993 relating to the placement of certain inventory on consignment and the sale and leaseback of certain photo processing equipment negatively impacted the comparability of second quarter and twenty-six weeks EBITDA and EBITA with last year by approximately $1,184 and $146 for the second quarter and $4,244 and $1,685 for the twenty-six weeks, respectively.

                                            -6-


































































                       ECKERD CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company sold its Vision Group operations effective January 30, 1994. The following results of operations discussion will compare the year-to-date and second quarter of fiscal 1994 to the adjusted year-to-date and second quarter of fiscal 1993 (twenty-six and thirteen weeks ended July 30, 1994 and July 31, 1993) which gives effect to the Company's sale of the Vision Group operations. See "footnote 4 of Notes to Condensed Consolidated Financial Statements."

The Company's sales and other operating revenue year-to-date and for the second quarter of fiscal 1994 and 1993 were $2,184.7 million and $1,057.9 million and $2,005.2 million and $965.6 million, respectively, an increase of 9.0% year-to-date and 9.6% for the second quarter. Comparable drug store sales (stores open for one year or more) increased 8.0% and 8.6% year-to-date and for the second quarter of fiscal 1994, compared to a 5.6% and 4.9% increase year-to-date and for the second quarter of fiscal 1993. The increase in comparable drug store sales year-to-date and for the second quarter was due to the increase in sales of prescription drugs resulting from sales related to new third-party prescription plan contracts and the Company's competitive pricing
program.   In addition, comparable drug store sales growth was positively affected by increased sales of non prescription items in the health, beauty and skincare, greeting card, convenience food and photofinishing categories resulting from increased marketing emphasis and shelf space for these categories. Total sales growth year-to-date and for the second quarter was positively affected by the growth in comparable drug store sales, as well as the inclusion of 19 drug stores acquired during the fourth quarter of fiscal 1993.

Prescription sales as a percentage of drug store sales was approximately 50.9% and 51.6% year-to-date and for the second quarter of fiscal 1994 as compared with approximately 48.0% and 48.1% year-to-date and for the second quarter of fiscal 1993. The growth in prescription sales year-to-date and for the second quarter was primarily the result of increased third-party prescription sales and the Company's competitive pricing program. Third-party prescription sales represented approximately 63.2% and 63.8% and 56.2% and 57.2% of the Company's prescription sales year-to-date and for the second quarter of fiscal 1994 and 1993, respectively. The Company expects prescription sales to third-party payors, in terms of both dollar volume and as a percentage of total prescription sales, to continue to increase in fiscal 1994 and thereafter. Although contracts with third-party payors generally increase the volume of prescription sales and gross profit dollars, third-party payors typically negotiate lower prescription prices than those on non third-party prescriptions, resulting in decreasing gross profit margins on the Company's prescription sales.

Cost of sales and related expenses year-to-date and for the second quarter of fiscal 1994 and 1993 was $1,668.0 million and $811.3 million and $1,521.1 million and $735.1 million, respectively, an increase of 9.7% and 10.4%, respectively. As a percentage of sales, cost of sales and related expenses were 76.4% and 76.7% compared to 75.9% and 76.1% year-to-date and for the second quarter of fiscal 1994 and 1993, respectively. The increase in cost of sales and related expenses as a percentage of sales year-to-date and for the second quarter of fiscal 1994, primarily resulted from lower prices due to the competitive pricing strategy for non third-party prescription sales and the continued increase in third-party prescription sales with typically lower gross profit margins than non third-party prescription sales. These factors were partially offset by a lower LIFO charge of $4.8 million and $2.3 million compared to $6.8 million and $2.8 million year-to-date and for the second quarter of fiscal 1994 and 1993, respectively.

Operating and administrative expenses year-to-date and for the second quarter of fiscal 1994 and 1993 were $433.6 million and $215.8 million and $406.3 million and $202.7 million, respectively, an increase of 6.7% and 6.5%, respectively. As a percentage of sales, operating and administrative expenses decreased to 19.8% and 20.4% year-to-date and for the second quarter of fiscal 1994 from 20.3% and 21.0% year-to-date and for the second quarter of fiscal 1993, as a result of the higher sales in fiscal 1994 and lower costs as a percentage of sales in such expense categories as payroll and utilities. Non-cash, tax deductible amortization of intangibles included in operating and administrative expenses year-to-date and for the second quarter of fiscal 1994 and 1993 were $15.8 million and $7.8 million, compared to $18.6 million and $10.0 million, respectively, a decrease of 15.1% and 22.0%, respectively.

Earnings before interest expenses were $83.1 million and $30.8 million year-to-date and for the second quarter of fiscal 1994, compared to $77.8 million and $27.7 million year-to-date and for the second quarter of fiscal 1993, an increase of 6.9% and 11.2%, respectively, primarily due to the increase in gross profit dollars as a result of higher sales and other operating revenue, and a decrease in operating and administrative expenses as a percentage of sales. Two financing transactions entered into in April and June of 1993 relating to the placement of certain inventory on consignment and the sale and leaseback of certain photo processing equipment negatively impacted the comparability of year-to-date and second quarter earnings before interest expenses by $1.6 million and $.1 million with a corresponding positive impact on interest expense.

Total interest expenses were $48.4 million and $24.5 million compared to $62.6 million and $30.4 million year-to-date and for the second quarter of fiscal 1994 and 1993, respectively, a decrease of 22.7% and 19.4%, respectively. The decrease was due primarily to the lower cost of debt for the Company after the June 1993 refinancing, the August 1993 initial public offering and November 1993 9.25% Senior Subordinated Note issuance.

Income taxes year-to-date and for the second quarter of fiscal 1994 and 1993 of $1.7 million and $.3 million and $2.0 million and $1.1 million, respectively, represent alternative minimum and state income taxes for the Company. Income taxes reflect the utilization of net operating loss carryforwards.

As a result of the foregoing factors, the Company had net earnings before extraordinary itmes year-to-date and for the second quarter of fiscal 1994 of $33.0 million and $6.0 million, or 1.5% and .6% of sales, compared with net earnings of $13.2 million and a net loss of $3.8 million, or .7% and (.4%) of sales year-to-date and for the second quarter of fiscal 1993.

At July 30, 1994 the Company operated 1,714 Eckerd Drug stores and 460 Eckerd Express Photo labs and Insta-Care Pharmacy Services a provider of pharmaceutical care to institutions.

Financial Condition and Liquidity

With respect to the balance sheet at July 30, 1994 compared to the balance sheet at January 29, 1994, merchandise inventories decreased $34.3 million (net of the LIFO charge of $4.8 million) to $731.4 million, accounts receivable increased $16.6 million to $109.3 million and property, plant and equipment decreased $23.3 million to $483.7 million. The sale of the Vision Group operations reduced inventories, receivables and property, plant and equipment by approximately $12.5 million, $2.6 million and $26.7 million, respectively. The balance of the inventory reduction is a result of strong year-to-date sales coupled with inventory management and control. The receivables increase is attributable primarily to the increase in third-party prescription sales and vendor promotions and allowances receivables. Additions to property, plant and equipment of $15.8 million were primarily due to improvements to existing stores and facilities and the addition of new stores. Sales and retirements of fully depreciated assets were $12.4 million.

At July 30, 1994, $595.4 million in borrowings were outstanding under the Credit Agreement ($410.9 million under Tranche A, $138.5 million under Tranche B, $36.0 million Revolving Loan borrowings and $10.0 million of banker's acceptances) and the Company had unused and available borrowing commitments thereunder of $169.6 million. The Tranche A loan commitment of $410.9 million amortizes in unequal quarterly payments and matures in full in July 1999. The Tranche B term loan commitment of $138.5 million amortizes in unequal semi-annual payments and matures in full in June 2000. The Revolving Loan commitment of $300.0 million matures in full at the end of July 1999. At July 30, 1994 the Company had excess availability under the Revolving Loan commitment and accordingly did not treat the required amortization repayments as current.

On August 3, 1994, the Company completed an amendment to the Credit Agreement. The $850 million facility does not provide any additional proceeds to the Company, but it does provide improved pricing and increased operating flexibility with respect to acquisitions, capital expenditures and lease payments. The Revolving Loan facility was increased to $350.0 million and the six year amortizing Term Facility combined the Tranche A and B loans and was reduced to $500.0 million. The Term Facility is currently priced at LIBOR plus 1.5% (compared to 2.75% and 3.00% over LIBOR before the amendment) with future reductions in rates if the Company achieves certain debt levels and performance goals.

On July 30, 1994 the Company had working capital of $385.4 million and a current ratio of 1.8 to 1 compared to $306.6 million and 1.5 to 1 at January 29, 1994. Including the Company's year-to-date net earnings of $33.0 million and net loss of $13.0 million for fiscal years 1994 and 1993, respectively, cash flow provided by operating activities declined $86.7 million for fiscal 1994 compared with fiscal 1993. This decline was principally due to the initiation of the inventory consignment program of approximately $52 million in the first quarter of fiscal 1993, the increase in accounts receivable related to third-party prescription sales and vendor promotions and allowances, and higher than normal cash payments to merchandise vendors year-to-date in fiscal 1994, as a result of the reduction of accounts payable from an abnormally high balance at January 29, 1994 primarily from the timing of vendor payment due dates.

Net cash from investing activities year-to-date for fiscal 1994 and 1993 provided $4.7 million and $12.1 million, respectively. Uses of cash were principally for capital expenditures of $15.8 million and $23.0 million for fiscal 1994 and 1993, respectively, for additions to the Company's drug stores, and Express Photo units and improvements to existing stores. In fiscal 1994, a source of cash to the Company from investing activities was provided by a partial payment for the sale of the Vision Group operations. In fiscal 1993 a source of cash to the Company from investing activities was provided by a sale and leaseback arrangement of photoprocessing equipment for approximately $35.0 million. Capital expenditures planned for fiscal 1994 are expected to total approximately $45 million. Funds for the planned cash capital expenditures are expected to come from cash flow from operating activities and available borrowings, if necessary. In addition, the Company is financing expansion or upgrade of photoprocessing equipment through five-year operating leases in an amount of up to $10 million per year under a sale and leaseback agreement effective June, 1993. Approximately $6.2 million has been financed as operating leases year-to-date for fiscal 1994. Such items were capital expenditures during the first quarter and part of the second quarter of fiscal 1993.

Financing activities year-to-date for fiscal 1994 used $11.2 million primarily for the reduction of $28.3 million of bank debit balances, net of bank borrowings to support working capital needs. Financing activities year-to-date for fiscal 1993 used $93.2 million primarily for costs of approximately $37.0 million associated with the refinancing in June, 1993, and for the redemption of the Company's $75.0 million 14.5% cumulative redeemable preferred stock and payment of $4.9 million of cash dividends on such stock which was repurchased in July, 1993.

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

                                Auditors' Report
                                ----------------

The Board of Directors
Eckerd Corporation:

We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries as of July 30, 1994 and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty-six weeks ended July 30, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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




                                       KPMG PEAT MARWICK LLP



September 7, 1994

                           PART II - OTHER INFORMATION

Item 5.  Other Information
- --------------------------
      On September 13, 1994 the Company announced that an agreement had been reached to sell its Insta-Care Pharmacy Services (Insta-Care) subsidiary. Insta-Care supplies pharmaceutical services including prescription drugs and patient-record and consulting services to long term care institutions in New England and the Sunbelt. The agreement calls for Insta-Care to be sold to Pharmacy Corporation of America for a total consideration of $112 million in cash, subject to certain closing adjustments. The Company expects to utilize proceeds from the sale of Insta-Care, net of certain costs and expenses, to redeem outstanding indebtedness. Consummation of the agreement is subject to the satisfaction of certain conditions including the receipt of applicable regulatory clearances.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)   Exhibits

      10.1 Credit Agreement dated as of June 14, 1993, as amended and restated as of August 3, 1994

      15.1 Letter re unaudited interim financial information

      27   Financial Data Schedule

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the thirteen weeks ended July 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ECKERD CORPORATION
                                                  ------------------
                                                     (Registrant)



                                          /s/Samuel G. Wright
September 13, 1994                        -----------------------------------
- ------------------                            Samuel G. Wright
     Date                                   Senior Vice President-Finance
                                            (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------
                               Eckerd Corporation
                                    Form 10-Q


Exhibit No      Description of Exhibit                                   Page
- ----------      ----------------------                                   ----
  10.1          Credit Agreement dated as of June 14, 1993, as amended
                and restated as of August 3, 1994

  15.1          Letter re unaudited interim financial information

  27            Financial Data Schedule