Form 10-Q
period 1994-10-29
ECKERD CORP
filed 1994-12-13
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Thirty-Nine Weeks Ended October 29, 1994

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


                                 (813) 399-6000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                 -----       -----
As of November 26, 1994 the following number of shares of Common Stock, $.01 par value, were outstanding: 32,104,727 (including 605,022 shares of Non-Voting Common Stock)

                           ECKERD CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS EXCEPT SHARE DATA)


                                                            Unaudited       Audited
ASSETS                                                      10/29/94        1/29/94
- ------                                                      ---------      ---------
Current assets:
   Cash and short-term interest bearing deposits           $   12,380         12,110
   Receivables, less allowance for doubtful
      receivables of $5,000 and $5,000                         98,894         92,672
   Merchandise inventories                                    825,984        765,653
   Prepaid expenses and other current assets                    5,269          6,232
                                                            ---------      ---------
         Total current assets                                 942,527        876,667
                                                            ---------      ---------
Property, plant and equipment, at cost                        545,505        516,361
   Less accumulated depreciation                              248,553        239,025
                                                            ---------      ---------
         Net property, plant and equipment                    296,952        277,336
Excess of cost over net assets acquired, less               ---------      ---------
   accumulated amortization                                    33,526         31,594
Favorable lease interests, less accumulated amortization      159,785        177,803
Unamortized debt expense                                       39,142         38,779
Other assets                                                   20,436         18,225
                                                            ---------      ---------
                                                           $1,492,368      1,420,404
                                                            =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
- ----------------------------------------------
Current liabilities:
   Bank debit balances                                     $   16,180         40,974
   Current installments of long-term debt                       2,063          1,905
   Accounts payable                                           326,700        363,136
   Accrued expenses                                           207,210        164,064
                                                            ---------      ---------
         Total current liabilities                            552,153        570,079
                                                            ---------      ---------
Other non-current liabilities                                  98,934         76,361
Long-term debt, excluding current installments                978,653        952,986
Stockholders' deficit:
   Preferred stock of $.01 par value.
      Authorized 20,000,000 shares; none issued                     -              -
   Voting common stock of $.01 par value.
      Authorized 96,481,272 shares; issued 31,463,033
      and 31,031,811                                              315            310
   Non-voting common stock of $.01 par value.
      Authorized 3,518,728 shares; issued 605,022 shares            6              6
   Capital in excess of par value                             233,634        225,560
   Retained deficit                                          (371,327)      (404,898)
                                                            ---------      ---------
         Total stockholders' deficit                         (137,372)      (179,022)
                                                            ---------      ---------
                                                           $1,492,368      1,420,404
                                                           ==========      =========

See accompanying notes to condensed consolidated financial statements.

                              ECKERD CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)
                             (IN THOUSANDS EXCEPT PER SHARE DATA)

                                       Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                      -----------------------    -----------------------
                                       10/29/94     10/30/93      10/29/94     10/30/93
                                      ----------   ----------    ----------   ----------
Sales and other operating revenue     $1,061,704      972,675     3,246,434    3,009,022
                                       ---------      -------     ---------    ---------
Costs and expenses:
  Cost of sales, including store
    occupancy, warehousing and
    delivery expense                     822,181      744,906     2,490,190    2,280,907
  Operating and administrative
    expenses                             215,476      212,200       649,089      632,146
                                       ---------      -------     ---------    ---------
      Earnings before interest
        expense                           24,047       15,569       107,155       95,969

Interest expense:
  Interest expense, net                   21,514       23,296        66,515       83,249
  Amortization of original issue
    discount and deferred debt
    expenses                               1,896        1,865         5,287        5,442
                                       ---------      -------     ---------    ---------
      Total interest expense              23,410       25,161        71,802       88,691
                                       ---------      -------     ---------    ---------
      Earnings (loss) before income
        taxes and extraordinary item         637       (9,592)       35,353        7,278

Income tax provision                          32         (455)        1,782        1,800
                                       ---------      -------     ---------    ---------
      Earnings (loss) before
        extraordinary item                   605       (9,137)       33,571        5,478

Extraordinary item-early retirement
  of debt and preferred stock, net
  of taxes                                     -       (2,421)            -      (30,084)
                                       ---------      -------     ---------    ---------
      Net earnings (loss) for the
        period                               605      (11,558)       33,571      (24,606)

Preferred stock dividends                      -            -             -        4,924
                                       ---------      -------     ---------    ---------
      Net earnings (loss) available
        to common shares              $      605      (11,558)       33,571      (29,530)
                                       =========      =======     =========    =========
Earnings (loss) per common share:
  Earnings (loss) before
    extraordinary item                $      .02         (.29)         1.04          .02

  Extraordinary item                           -         (.08)            -        (1.06)
                                       ---------      -------     ---------    ---------
      Net earnings (loss) per
        common share                  $      .02         (.37)         1.04        (1.04)
                                       =========      =======     =========    =========

See accompanying notes to condensed consolidated financial statements.

                           ECKERD CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                    (IN THOUSANDS)
                                                            Thirty-Nine Weeks Ended
                                                           -------------------------
                                                           10/29/94        10/30/93
                                                           ---------       ---------
Cash flows from operating activities:
   Net earnings (loss) for the period                      $  33,571        (24,606)
   Adjustments to reconcile net earnings (loss) for the
      period to net cash provided by operating
      activities:
         Extraordinary charge related to early
            retirement of debt and preferred stock                 -         31,184
         Depreciation and amortization                        57,784         65,194
         Amortization of original issue discount
            and deferred debt expenses                         5,287          5,442
         Increase in receivables, merchandise
            inventories and prepaid expenses                 (76,737)       (71,439)
         Increase (decrease) in accounts payable and
            accrued expenses                                    (479)        85,289
               Net cash provided by operating               --------        -------
                  activities                                  19,426         91,064
                                                            --------        -------
Cash flows from investing activities:
   Additions to property, plant and equipment                (69,382)       (30,925)
   Sale of property, plant and equipment                       1,484         37,419
   Acquisition of certain drug store assets                  (12,022)          (670)
   Net cash proceeds from sale of Vision Group                22,624              -
   Other                                                       2,779         (4,765)
               Net cash from (used in) investing            --------        -------
                  activities                                 (54,517)         1,059
                                                            --------        -------
Cash flows from financing activities:
   Decrease in bank debit balances                           (24,794)       (12,231)
   14.5% preferred stock cash dividends                            -         (4,924)
   Net additions to deferred payments for equipment           31,900              -
   Additions to long-term debt                                   842            714
   Reductions of long-term debt                               (1,554)        (2,626)
   Net additions under current credit agreement               25,811        674,211
   Net reductions under prior credit agreement                     -       (221,723)
   Redemption of 14.5% preferred stock                             -        (75,000)
   Common stock sold in a public offering, net of
      expenses of sale                                             -         64,868
   Redemption of 13% subordinated debentures                       -       (295,165)
   Redemption of senior notes                                      -       (168,000)
   Common stock issued for an acquisition                      7,576              -
   Other, including deferred financing costs                  (4,420)       (58,777)
                                                            --------        -------
               Net cash provided by (used in) financing
                  activities                                  35,361        (98,653)
                                                            --------        -------
Net increase (decrease) in cash and cash equivalents             270         (6,530)
Cash and short-term interest bearing deposits
   at beginning of period                                     12,110         18,642
                                                            --------        -------
Cash and short-term interest bearing deposits
   at end of period                                        $  12,380         12,112
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

      Note 2.
      -------
      Substantially all inventories are determined on a last-in, first-out
      (LIFO) cost basis. At October 29, 1994 and January 29, 1994 inventories would have been greater by approximately $73.5 million and $66.1 million, respectively, if inventories were valued on a first-in, first-out (FIFO) cost basis. The cost of merchandise sold is calculated primarily on estimated inventory values and inflation rates based on physical inventories taken at all locations at least once during the fiscal year.

      Note 3.
      -------
      Net earnings per common share calculations for the periods presented are after considering any preferred dividends paid on the Company's 14.5% cumulative redeemable preferred stock which was repurchased on July 15, 1993. The weighted average number of shares outstanding for the thirteen and thirty-nine weeks ended October 29, 1994 and October 30, 1993 were 32,422,000 and 32,297,000 in 1994 and 31,606,000 and
      28,499,000 in 1993, respectively.

      Note 4.
      -------
      Certain amounts have been reclassified in the audited condensed consolidated balance sheet to conform to the fiscal 1994 condensed consolidated financial statement presentation.


                                                                (Continued)


                             ECKERD CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.                     ECKERD CORPORATION AND SUBSIDIARIES
- -------         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                         -------------------------------- --------------------------------
                          10/29/94         10/30/93       10/29/94         10/30/93
                         ---------- --------------------- ---------  ---------------------
                           Actual     Actual  Adjusted(A)   Actual     Actual  Adjusted(A)
                         ---------- --------- ----------- ---------  --------- -----------
Sales                   $1,061,704    972,675    957,851  3,246,434  3,009,022  2,963,078
Cost of sales              822,181    744,906    737,584  2,490,190  2,280,907  2,255,223
Operating and admin-
  istrative expenses       206,995    204,849    198,205    624,830    606,096    589,385
Amortization of
  intangibles                8,481      7,351      7,317     24,259     26,050     25,947
                         ---------  ---------  ---------  ---------  ---------  ---------
Operating profit            24,047     15,569     14,745    107,155     95,969     92,523
Interest expense            23,410     25,161     24,686     71,802     88,691     87,266
Income taxes                    32       (455)      (732)     1,782      1,800      1,300
Earnings (loss) before   ---------  ---------  ---------  ---------  ---------  ---------
  extraordinary items          605     (9,137)    (9,209)    33,571      5,478      3,957
Extraordinary items              -     (2,421)    (2,421)         -    (30,084)   (30,084)
                         ---------  ---------  ---------  ---------  ---------  ---------
Net earnings (loss)            605    (11,558)   (11,630)    33,571    (24,606)   (26,127)
Preferred stock
  dividends                      -          -          -          -      4,924      4,924
Net earnings(loss)       ---------  ---------  ---------  ---------  ---------  ---------
  available to common
  shares                $      605    (11,558)   (11,630)    33,571    (29,530)   (31,051)
                         =========  =========  =========  =========  =========  =========
Net earnings (loss) per
  common share before
  extraordinary item         $ .02       (.29)      (.29)      1.04        .02       (.03)
Net earnings (loss) per      =====      =====      =====       ====       ====       ====
  common share               $ .02       (.37)      (.37)      1.04      (1.04)     (1.10)
                             =====      =====      =====       ====       ====       ====
Weighted average number
  of shares outstanding     32,422     31,606     31,606     32,297     28,499     28,251
Earnings before interest,
  income taxes,
  depreciation and
  amortization (EBITDA) $   44,343     34,725     33,294    164,939    161,163    155,901
EBITDA, adjusted for
  comparability (B)     $   48,420     38,627     37,196    176,421    168,226    162,964



(A) The adjusted financial data is based on the historical financial statements of the
    Company, adjusted to give effect to the Company's sale of the Vision Group operations which was sold effective January 30, 1994, and the use of the net proceeds therefrom as if such transaction had occurred as of the beginning of the thirty-nine week period ended October 30, 1993.

(B) Two financing transactions entered into in April and June of last year relating to the placement of certain inventory on consignment and the sale and leaseback of certain photo processing equipment negatively impacted the comparability of third quarter and thirty-nine weeks EBITDA with last year by approximately $175 for the third quarter and $4,419 for the thirty-nine weeks, respectively.

                       ECKERD CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company sold its Vision Group operations effective January 30, 1994. The following results of operations discussion will compare the third quarter and year-to-date of fiscal 1994 to the adjusted third quarter and year-to date of fiscal 1993 (thirteen and thirty-nine weeks ended October 29, 1994 and October 30, 1993) which gives effect to the Company's sale of the Vision Group operations. See "footnote 5 of Notes to Condensed Consolidated Financial Statements." Since the sale of Insta-Care Holdings, Inc. ("Insta-Care") was not consummated until November 15, 1994, the following results of operations discussion includes the operations of Insta-Care.

The Company's sales and other operating revenue for the third quarter and year-to-date of fiscal 1994 were $1,061.7 million and $3,246.4 million compared to $957.9 million and $2,963.1 million in fiscal 1993, respectively, an increase of 10.9% for the third quarter and 9.6% year-to-date. Drug store prescription sales for the third quarter and year-to-date of fiscal 1994 were $550.3 million and $1,633.9 million, an increase of 16.7% and 16.1% over the third quarter and year-to-date of fiscal 1993. In addition, drug store front end sales increased 5.3% and 3.7% for the third quarter and year-to-date of fiscal 1994 over the same periods of fiscal 1993. Comparable drug store sales (stores open for one year or more) increased 9.4% and 8.4% for the third quarter and year-to-date of fiscal 1994, compared to a 5.2% and 5.4% increase for the third quarter and year-to-date of fiscal 1993. The increase in comparable drug store sales for third quarter and year-to-date was due to the increase in sales of prescription drugs resulting from sales related to third-party prescription plans and the Company's competitive cash pricing
strategy.   In addition, comparable drug store sales growth was positively affected by increased sales of non prescription items in the health, skincare, stationery and greeting card, convenience food and photofinishing categories resulting from increased marketing emphasis and shelf space for these categories. Total sales growth for the third quarter and year-to-date was positively affected by the growth in comparable drug store sales.

Prescription sales as a percentage of drug store sales was approximately 53.3% and 51.7% for the third quarter and year-to-date of fiscal 1994 as compared with approximately 50.7% and 48.8% for the third quarter and year-to-date of fiscal 1993. The growth in prescription sales for the third quarter and year-to-date was primarily the result of increased third-party prescription sales and the Company's competitive cash pricing strategy. Third-party prescription sales increased to approximately 65.3% and 63.9% of the Company's prescription sales for the third quarter and year-to-date of fiscal 1994 from approximately 59.4% and 57.3% in fiscal 1993, respectively. The Company expects prescription sales to third-party payors, in terms of both dollar volume and as a percentage of total prescription sales, to continue to increase in fiscal 1994 and for the foreseeable future. Although contracts with third-party payors generally increase the volume of prescription sales and gross profit dollars, third-party payors typically negotiate lower prescription prices than those on non third-party prescriptions, resulting in decreasing gross profit margins on the Company's prescription sales.

 Cost of sales and related expenses for the third quarter and year-to-date of fiscal 1994 was $822.2 million and $2,490.2 million compared to $737.6 million and $2,255.2 million in fiscal 1993, respectively, an increase of 11.5% and 10.4% for the third quarter and year-to-date. As a percentage of sales, cost of sales and related expenses were 77.4% and 76.7% compared to 77.0% and 76.1% for the third quarter and year-to-date of fiscal 1994 and 1993, respectively.
The increase in cost of sales and related expenses as a percentage of sales primarily resulted from the continued increase in third-party prescription sales with typically lower gross profit margins than non third-party prescription sales. These factors were partially offset by a lower LIFO charge of $7.4 million compared to $9.3 million year-to-date for fiscal 1994 and 1993, respectively.

Operating and administrative expenses for the third quarter and year-to-date of fiscal 1994 were $215.5 million and $649.1 million compared to $205.5 million and $615.3 million in fiscal 1993, respectively, an increase of 4.9% and 5.5%, respectively. As a percentage of sales, operating and administrative expenses decreased to 20.3% and 20.0% for the third quarter and year-to-date of fiscal
1994 from 21.5% and 20.8% for the third quarter and year-to-date of fiscal
1993, as a result of the higher sales in fiscal 1994 and lower costs as a percentage of sales in such expense categories as payroll, advertising and insurance. Non-cash, tax deductible amortization of intangibles included in operating and administrative expenses for the third quarter and year-to-date of fiscal 1994 and 1993 were $8.4 million and $24.2 million, compared to $7.3 million and $25.9 million, respectively, an increase of 15.1% and a decrease of 6.6%, respectively.

Earnings before interest expenses were $24.0 million and $107.2 million for the third quarter and year-to-date of fiscal 1994, compared to $14.7 million and $92.5 million for the third quarter and year-to-date of fiscal 1993, an increase of 63.1% and 15.8%, respectively, primarily due to the increase in gross profit dollars as a result of higher sales and other operating revenue, and a decrease in operating and administrative expenses as a percentage of sales. Two financing transactions entered into in April and June of 1993 relating to the placement of certain inventory on consignment and the sale and leaseback of certain photo processing equipment negatively impacted the comparability of year-to-date earnings before interest expenses by $1.7 million with a corresponding positive impact on interest expense and had no impact on third quarter earnings comparability.

Total interest expenses were $23.4 million and $71.8 million compared to $24.7 million and $87.3 million for the third quarter and year-to-date of fiscal 1994 and 1993, respectively, a decrease of 5.3% and 17.8%, respectively. The decrease was due primarily to the lower cost of debt for the Company after the June 1993 refinancing, the August 1993 initial public offering, the November
1993 9.25% Senior Subordinated Note issuance and the August 1994 amendment to the Credit Agreement which provided improved pricing.

Income taxes for the third quarter and year-to-date of fiscal 1994 and 1993 were $.0 million and $1.8 million and $(.7) million and $1.3 million, respectively. Income taxes represent alternative minimum and state income taxes for the Company, and reflect the utilization of net operating loss carryforwards.

As a result of the foregoing factors, the Company had net earnings before extraordinary items for the third quarter and year-to-date of fiscal 1994 of

 $.6 million and $33.6 million, or .1% and 1.0% of sales, compared with a net loss of $9.2 million and net earnings of $4.0 million, or (1.0%) and .1% of sales for the third quarter and year-to-date of fiscal 1993.

At October 29, 1994 the Company operated 1,724 Eckerd Drug stores and 465 Eckerd Express Photo labs and Insta-Care Pharmacy Services a provider of pharmaceutical care to institutions.

Financial Condition and Liquidity

With respect to the balance sheet at October 29, 1994 compared to the balance sheet at January 29, 1994, merchandise inventories increased $60.3 million (net of the LIFO charge of $7.4 million) to $826.0 million, accounts receivable increased $6.2 million to $98.9 million and property, plant and equipment increased $29.1 million to $545.5 million. The sale of the Vision Group operations reduced inventories, receivables and property, plant and equipment by approximately $12.5 million, $2.6 million and $26.7 million, respectively. The inventory increase is a result of additional inventory needed to support strong sales and for the customary Christmas seasonal inventory buildup. The receivables increase is attributable primarily to the increase in third-party prescription sales and vendor promotions and allowances receivables. Additions to property, plant and equipment of $69.4 million were primarily due to the installation of point-of-sale product scanning equipment and satellite communications equipment along with other improvements to existing stores and facilities and the addition of new stores. Sales and retirements of fully depreciated assets were $13.5 million.

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

At October 29, 1994, the Company had $602.0 million in borrowings outstanding under the Credit Agreement ($490.0 million under Term Loan borrowings, $90.0 million Revolving Loan borrowings and $22.0 million of banker's acceptances) and the Company had unused and available borrowing commitments thereunder of $157.7 million which is net of $80.3 million of letters of credit. The Term Loan commitment of $490.0 million amortizes in unequal quarterly payments and matures in full in July 2000. The Revolving Loan commitment of $350.0 million matures in full at the end of July 2000. At October 29, 1994 the Company had excess availability under the Revolving Loan commitment and accordingly did not treat the required amortization repayments as current.

On October 29, 1994 the Company had working capital of $390.4 million and a current ratio of 1.7 to 1 compared to $306.6 million and 1.5 to 1 at January 29, 1994. Including the Company's year-to-date net earnings of $33.6 million and net loss of $24.6 million for fiscal years 1994 and 1993, respectively, cash flow provided by operating activities declined $71.6 million for fiscal

 1994 compared with fiscal 1993. This decline was principally due to the initiation of the inventory consignment program of approximately $52 million in the first quarter of fiscal 1993, the increase in accounts receivable related to third-party prescription sales and vendor promotions and allowances, and higher than normal cash payments to merchandise vendors in fiscal 1994 resulting in the reduction of accounts payable from an abnormally high balance at January 29, 1994 primarily from the timing of vendor payment due dates.

Net cash from investing activities year-to-date for fiscal 1994 and 1993 used $54.5 million and provided $1.1 million, respectively. Uses of cash were principally for capital expenditures of $69.4 million and $30.9 million for fiscal 1994 and 1993, respectively, for additions to the Company's drug stores, and Express Photo units and improvements to existing stores. In addition, in fiscal 1994, additions to property, plant and equipment were for the installation of point-of-sale product scanning equipment and satellite communication equipment. In fiscal 1994, a source of cash to the Company from investing activities was provided by a partial payment for the sale of the Vision Group operations. In fiscal 1993 a source of cash to the Company from investing activities was provided by a sale and leaseback arrangement of photoprocessing equipment for approximately $35.0 million. Capital expenditures for fiscal 1994 are expected to total approximately $92 million. Funds for the cash capital expenditures are expected to come from cash flow from operating activities and available borrowings and other existing financing sources, if necessary. In addition, the Company is financing expansion or upgrade of photoprocessing equipment through five-year operating leases. Approximately $8.8 million has been financed as operating leases year-to-date for fiscal 1994. Such items were capital expenditures during the first quarter and part of the second quarter of fiscal 1993.

Financing activities year-to-date for fiscal 1994 provided $35.4 million. Uses of cash were primarily for the reduction of $24.8 million of bank debit balances. Funds were provided by bank borrowings, the issuance of $7.6 million in common stock as partial payment for a drug store acquisition and $31.9 million deferred payments for equipment in fiscal 1994. Financing activities year-to-date for fiscal 1993 used $98.7 million. The primary use of funds relates to the net repayment of $12.6 million of debt, the redemption of the Company's 14.5% cumulative redeemable preferred stock and payment of dividends on such stock for an aggregate of $80.0 million, approximately $51.0 million in costs associated with the refinancing and 9.25% note issuance and the $12.2 million decrease in bank debit balances. These uses of funds were partially offset by $64.8 million of net proceeds from the initial public offering.

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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Company's independent public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Auditors' Report is presented on page 12 of this report.

                               Auditors' Report
                               ----------------

The Board of Directors
Eckerd Corporation:

We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries as of October 29, 1994 and the related condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine weeks ended October 29, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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




                                       KPMG PEAT MARWICK LLP



November 29, 1994

                           PART II - OTHER INFORMATION

Item 5.  Other Information
- --------------------------
      On November 16, 1994 the Company announced that on November 15, 1994 it had completed its previously announced agreement to sell its Insta-Care subsidiary. Insta-Care supplies pharmaceutical services including prescription drugs and patient-record and consulting services to long term care institutions in New England and the Sunbelt. Insta-Care was sold to Pharmacy Corporation of America for a total consideration of $112 million in cash. The Company used the net proceeds of approximately $94 million, to reduce outstanding indebtedness. Of this amount the Company expects to redeem $50 million principal amount of the 11.125% Subordinated Debentures.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a)   Exhibits

      15.1 Letter re unaudited interim financial information

      27   Financial Data Schedule

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the thirteen weeks ended October 29, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ECKERD CORPORATION
                                                -----------------------
                                                     (Registrant)



                                          /s/Samuel G. Wright
December 12, 1994
- -----------------                         -----------------------------------
     Date                                         Samuel G. Wright
                                            Senior Vice President-Finance
                                            (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------
                               Eckerd Corporation
                                    Form 10-Q


Exhibit No      Description of Exhibit                                   Page
- ----------      ----------------------                                   ----
  15.1          Letter re unaudited interim financial information        15

  27            Financial Data Schedule                                  16