Form 10-K405
period 1995-01-28
ECKERD CORP
filed 1995-04-28
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K405
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended January 28, 1995
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from               to
Commission File Number 1-4844
ECKERD CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE                                             13-3302437
(State of incorporation)    (I.R.S. Employer Identification No.)

8333 Bryan Dairy Road
Largo, FL 34647
(Address and zip code of principal executive offices)
(813) 399-6000
(Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange
Title of each class                             on which registered
Common Stock, par value $.01                New York Stock Exchange
11 1/8% Subordinated Debentures Due 2001 American Stock Exchange 9 1/4% Senior Subordinated Notes Due 2004 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the
past 90 days.   Yes    X   No        .

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 1995 was $555,182,153 (Calculated on the assumption that all directors, all executive officers, and the Merrill Lynch Investors are affiliates).

As of March 31, 1995, 32,127,007 shares of common stock, par value $.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Certain portions of the Annual Report
     to Stockholders for the fiscal year
     ended January 28, 1995                    Parts II & IV
(2)  Certain portions of the Definitive Proxy
     Statement for Stockholder Meeting to
     be held on May 24, 1995                   Part III


ECKERD CORPORATION
JANUARY 28, 1995 FORM 10-K405 ANNUAL REPORT
Table of Contents

PART I
Item                                                         Page
 1. Business                                                    3
 2. Properties                                                 13
 3. Legal Proceedings                                          13
 4. Submission of Matters to a Vote of Security Holders        14
    Executive Officers of the Registrant                       14

PART II

 5. Market for the Registrant's Common Equity and Related
    Stockholder Matters                                        15
 6. Selected Financial Data                                    16
 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        16
 8. Financial Statements and Supplementary Data                16
 9. Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure                     16

PART III

10. Directors and Executive Officers of the Registrant         17
11. Executive Compensation                                     17
12. Security Ownership of Certain Beneficial Owners
    and Management                                             17
13. Certain Relationships and Related Transactions             17

PART IV

14. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K                                        17


PART I
Item 1. Business
General

Eckerd Corporation (the "Company" or "Eckerd") operates the Eckerd Drug store chain, which is one of the largest drug store chains in the United States. At January 28, 1995, the Eckerd Drug store chain consisted of 1,735 stores in 13 states located primarily in the Sunbelt, including 553 stores in Florida and 490 stores in Texas. Over its 42-year history, the Eckerd Drug store chain has built a strong market position in areas where demographic characteristics are favorable to drug store growth. The Company's stores are concentrated in 10 of the 12 metropolitan statistical areas with the largest percentage growth in population from 1980 to 1990, and, according to industry sources, the Company ranks first or second in terms of drug store sales in 12 of the 14 major metropolitan markets in which it operates.
The primary focus of Eckerd Drug stores is the sale of prescription and over-the-counter drugs, which, during fiscal 1994, generated approximately 61% of the Company's drug store sales. Another significant focus of Eckerd Drug stores is photofinishing. The Company offers overnight photofinishing services in all Eckerd Drug stores and operates Eckerd Express Photo centers, which are one-hour photofinishing mini-labs. Eckerd Express Photo centers were located in 481 Eckerd Drug stores at January 28, 1995.

The Company was formed in 1985 by Merrill Lynch Capital Partners, Inc. ("Merrill Lynch Capital Partners"), an affiliate of Merrill Lynch & Co., Inc. ("ML & Co."), for the purpose of acquiring the former Jack Eckerd Corporation ("Old Eckerd"), in April 1986 (the "Acquisition"). Merrill Lynch Capital Partners formed EDS Holdings Inc. ("EDS") and its wholly owned subsidiary, Eckerd Holdings II, Inc. ("EH II"), to acquire certain additional drug stores in July 1990. On August 12, 1993, the Company completed an initial public offering (the "IPO") in which it issued and sold 5,175,000 shares of Common Stock for $14.00 per share. In connection with the consummation of the IPO, the holders of EDS common stock exchanged their shares for shares of Common Stock. Immediately thereafter, EDS was merged into Eckerd with EH II becoming a wholly owned subsidiary of Eckerd. All references in this Form 10-K405 to the "Company" for periods prior to such acquisition mean the Company, EDS and their respective subsidiaries. In connection with the IPO the Company also amended its Restated Certificate of Incorporation to effect, among other things, (i) the reclassification of its Class A common stock and Class B common stock into Common Stock at certain specified rates, (ii) a 2-for-3 reverse stock split (the "Stock Split"), (iii) the adoption of certain provisions such as a classified board of directors and the prohibition of stockholder action by written consent, which could make non-negotiated acquisitions of the Company more difficult and (iv) the change of the Company's name from "Jack Eckerd Corporation" to "Eckerd Corporation." None of the Company's stockholders sold any shares of Common Stock in the IPO. On May 2, 1994, the company completed an underwritten secondary offering of 3,199,056 shares of Common Stock for $19.00 per share. The secondary offering only included shares of Common Stock owned by the Merrill Lynch Investors and certain institutional investors. Stockholders of the Company include (i) certain partnerships affiliated with Merrill Lynch Capital Partners and, (ii) certain other affiliates of ML & Co. ((i) and (ii), collectively, the "Merrill Lynch Investors") who beneficially owned 38.3% of the Common Stock of the Company as of March 31, 1995.

The Drug Store Industry

Prescription and over-the-counter medications have traditionally been sold by independent drug stores as well as conventional drug store chains, such as Eckerd Drug stores, and purchased by consumers with cash or credit cards. The drug store industry has recently undergone significant changes as a result of the following important trends:
(i) the increase in third-party payments for prescription drugs, (ii) the consolidation within the drug store industry, (iii) the aging of the United States population and (iv) the increase in competition from non-traditional retailers of prescription and over-the-counter drugs.

During the last several years, a growing percentage of prescription drug volume throughout the industry has been accounted for by sales to customers who are covered by third-party payment programs ("third-party sales"). In a typical third-party sale, the drug store has a contract with a third-party payor, such as an insurance company, HMO, PPO, other managed care provider, government agency or private employer, which agrees to pay for part or all of the customer's eligible prescription purchases. Although these third-party sales contracts often provide a high volume of prescription sales, such sales typically generate lower gross margins than non third-party sales due principally to the highly competitive nature of this business and recent efforts by third-party payors to contain costs. Larger drug store chains, such as Eckerd Drug stores, are better able to service the growing third-party segment than independent drug stores and smaller chains as a result of the larger chains' more sophisticated technology systems, larger number of stores and greater penetration within their markets.

As a result of the economies of scale from which larger drug store chains benefit as well as the third-party payment trend, the number of independent drug stores and smaller drug store chains has decreased as many of such retailers have been acquired by larger drug store chains. This trend is expected to continue because larger chains are better positioned to handle the increased third-party sales, purchase inventory on more advantageous terms and achieve other economies of scale with respect to their marketing, advertising, distribution and other expenditures. The Company believes that the number of independent drug stores and smaller drug store chains remaining in operation may provide significant acquisition opportunities for larger drug store chains, such as the Company.
Strong demographic trends have also contributed to changes in the drug store industry, as the group of persons over age 50 is the fastest growing segment of the United States population. This trend has had, and is expected to continue to have, a marked effect on the pharmacy business in the United States because consumer prescription and over-the-counter drug usage generally increases with age. The Company's markets have large concentrations of, and are continuing to experience significant growth in, the number of persons over age 65.

In 1994, drug store chains and independent drug stores represented approximately 37% and 31%, respectively, of all pharmacy sales in the United States. In response to a number of factors, including the aging of the United States population, mass merchants (including discounters and deep discounters), supermarkets, combination food and drug stores, mail order distributors, hospitals, HMO's and other managed care providers have entered the pharmacy industry. Supermarkets, including combination food and drug stores, and mass merchants each represented approximately 11% of all pharmacy sales in the United States in 1994. Although the Company currently faces increased competition from these retailers, industry studies show that consumers in the over 65 age group tend to make purchases at traditional drug stores, such as Eckerd Drug stores, and maintain strong store loyalty.

Eckerd Drug Stores

In 1992, the Company celebrated the 40th anniversary of the opening of the first Eckerd Drug store. The Company has grown to its present size and developed its leading position in the industry through both internal expansion and acquisitions. As of January 28, 1995, the Company operated the number of Eckerd Drug stores and Eckerd Express Photo centers indicated below in each of the following states:

                                                 Drug Stores
                                  Eckerd         With Eckerd
                                   Drug         Express Photo
                                  Stores            Centers

Florida                             553               225
Texas                               490               132
North Carolina                      192                45
Georgia                             164                44
Louisiana                           110                17
South Carolina                       82                13
Tennessee                            35                 1
New Jersey                           27                 1
Mississippi                          26                 -
Oklahoma                             26                 -
Alabama                              18                 3
Delaware                             11                 -
Maryland                              1                 -

   Total                          1,735               481
     Over the past five years, the Company has implemented several initiatives designed to increase the size, and improve the quality and operating performance, of the Company's store base. Among such initiatives are the opening and acquisition of new stores, the closure or divestiture of underperforming stores and an extensive remodeling program. Since 1986, 500 Eckerd Drug stores have been opened or acquired within the Company's existing markets, more than 300 underperforming stores have been closed or divested, and substantially all of the Company's remaining stores have been remodeled. In addition, the Company opened more than 450 Express Photo centers. The Company has also increased the degree to which merchandise is tailored to specific markets, instituted a chainwide shrinkage reduction program and made a significant investment in its management information systems. As a result of, among other things, these actions, aggregate sales have increased from $2.73 billion in fiscal 1987 to $4.55 billion in fiscal 1994.

     The following table summarizes the number of Eckerd Drug stores operated by the Company and the sales on an aggregate and per store basis for the last five years.

Fiscal Years
                                          1994        1993       1992
      1991        1990
Number of Eckerd Drug stores at
  beginning of period                    1,718       1,696      1,675
     1,673       1,630
Stores opened or acquired(3)                39          52         50
        22         139 (1)
Stores sold or closed                      (22)        (30)
(29)        (20)        (96)(2)
Number of Eckerd Drug stores
  at end of period                       1,735       1,718      1,696
     1,675       1,673
Number with Express Photo centers          481         413        378
       321         258
Sales of Eckerd Drug stores         $4,396,440   4,014,094  3,722,523
 3,594,037   3,330,062
Average annual sales per Eckerd
  Drug store                        $    2,561       2,365      2,222
     2,142       2,036

(1) Includes 96 stores acquired by, and managed on behalf of, EH II (two of which were closed in fiscal year 1991). Excludes 127 stores acquired by EH II that were liquidated or sold.
(2) Includes 14 Eckerd Drug stores closed as a result of the acquisition of drug stores by EH II.
(3)  Excludes relocations.

     The Company intends to continue to expand its business through both internal expansion and acquisitions of smaller drug store chains and independent drug stores. Although the Company currently plans to expand Eckerd Drug stores within the Company's existing markets, the Company also considers strategic acquisitions in other markets.
The Company opened or acquired 55 drug stores, including relocations, in fiscal 1994 and has a goal of opening (including relocations) 90 drug stores in fiscal 1995 and 100 drug stores per year in fiscal 1996 through 1999. In addition to such openings and acquisitions, the Company expects to sell or close a small number of drug stores per year in fiscal 1995 and thereafter through 1999, which would be intended to improve the quality of the Company's store base. In the fourth quarter of fiscal 1994, the Company decided to accelerate the closing of approximately 90 geographically dispersed, under-performing stores over the next twelve to eighteen months, and established a $49.0 million reserve for future store closings. These closings are in addition to the small number of stores the Company closes in the normal course of business. The cash costs associated with opening a drug store are estimated to be approximately $490,000, which includes initial inventory costs of approximately $260,000. The Company intends to use cash flow from operations to finance the cash costs of this growth, although borrowings may also be available to finance such growth. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     In determining the areas in which to open or acquire drug stores, the Company evaluates a number of demographic considerations, including the size, growth pattern and per capita income of the population, as well as the competitive environment and the accessibility of a proposed site to the customer and to the Company'swarehouse and distribution facilities. The Company also continually reviews these factors and the performance of individual stores in determining whether to close or relocate certain stores.

Products and Services
Pharmacy

     The primary focus of Eckerd Drug stores is the sale of prescription and over-the-counter drugs. During fiscal 1994, Eckerd Drug Stores filled more than 89 million prescriptions, and sales of prescription and over-the-counter drugs generated approximately 61% of the Company's drug store sales. During the period from fiscal 1990 to fiscal 1994, the dollar volume of sales of prescription drugs by the Company increased 62.8%.

     The Company seeks to position pharmacists as health-care professionals who build relationships with their customers. Over the years, marketing and advertising campaigns have been focused on reinforcing the professionalism of the Company's pharmacists and positioning them as a key factor to high quality pharmacy service. The Company has also instituted several health-related programs such as health screenings, education and outreach programs, and customer relationship programs. The Company provides to prescription drug customers, the "Rx Advisor," a personalized easy-to-read publication, for each new prescription, which advises the customer of the specific dosages, drug interactions and side effects of his or her new prescription medicine.

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

     The Company has devoted substantial resources to marketing to third party payors, such as insurance companies, health maintenance organizations, preferred provider organizations and other managed care providers and government agencies. In addition, the Company's computer systems provide on-line adjudication which permits the Company and the third-party payor to determine electronically, at the time of sale, eligibility of the customer, coverage of the prescription and pricing and co-payment requirement, if any, and automatically bills the respective plan. On-line adjudication reduces losses from rejected claims and eliminates a portion of the Company's paperwork for billing and collection of receivables and costs associated therewith. During the past five years, the Company has reduced the average number of days that receivables from third-party sales were outstanding from 48 days in fiscal 1990 to 22 days in fiscal 1994 (or more than 50%) while increasing sales by 187% during the same period. Third-party prescription sales accounted for approximately 64.6%, 58.0%, 49.6%, 43.1% and 36.0% of the Company's prescription sales in fiscal 1994, fiscal 1993, fiscal 1992, fiscal 1991 and fiscal 1990, respectively.

Nonpharmacy Merchandise
     In addition to prescription and over-the-counter drugs, Eckerd Drug stores sell a wide variety of nonpharmacy merchandise, including health and beauty aids, greeting cards and numerous other convenience products. Eckerd-brand products, which are attractively priced and provide higher margins than similar national brand products, represent a growing segment of products offered by Eckerd Drug stores.

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

     Greeting Cards. The greeting card department in Eckerd Drug stores offers a wide selection of contemporary and traditional cards, gift wrap, bows and novelties. The Company believes that the locations of its stores together with the wide selection offered by Eckerd Drug stores enable customers to satisfy their card and gift needs more conveniently than at traditional card stores. The Company has increased the space devoted to its greeting card department because of the profitability of such merchandise and because the Company believes that the demand for such merchandise will increase traffic in its stores.

     Convenience Products. This merchandise category consists of an assortment of items, including candy, food, tobacco products, books and magazines, household products, seasonal merchandise and toys. These items are carefully positioned to provide optimum convenience to the customer with easy access in the front part of the store. The Company also seeks to serve its customers' needs by specifically tailoring items in this category to meet the needs of its customers in specific store locations. This strategy includes the introduction and further expansion of the food mart section offering convenience food items such as staple grocery shelf items, staple and chilled beverages, snack foods and specialty items in approximately 550 locations. The Company plans to add food mart sections to an additional 400 stores in fiscal 1995. For example, souvenirs and select summer products are offered in beach and tourist locations while convenience food is stressed in urban areas and malls.

Photofinishing

     Another significant focus of Eckerd Drug stores is photofinishing. The Company offers overnight photofinishing services in all Eckerd Drug stores and operates Eckerd Express Photo centers, which are one-hour photo processing mini-labs. Eckerd Express Photo centers were located in 481 Eckerd Drug stores at January 28, 1995.

     The Company is among the top three vertically integrated retail photofinishers in the United States, and the Company believes that it is the leading source of photofinishing in all of the major markets in which it operates. The Company processed over 28 million rolls of film in fiscal 1994 in its own photo labs and has several well known branded processing programs, including System 2(R) (two prints for the price of one), Ultralab 35(R) (larger size, higher quality prints) and Express Print 60 (one-hour processing). The Company believes that its branded processing programs, which emphasize quality and service, have helped position the Company as a leader in photofinishing. The Company currently intends to continue to expand its one-hour photofinishing business, with a goal of adding approximately 270 new Express Photo centers by 1999.
     The Company's photo departments also offer camera and photo accessories, small electronics, batteries and audio and video tapes. The entire photo department, including photofinishing, represented approximately 9.2% of the Company's total drug store sales in fiscal 1994.

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

     Eckerd Drug stores are currently grouped under six operating regions located in or near Orlando and Deerfield Beach, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Dallas and Houston, Texas. Each operating region is headed by a vice president who supervises the various districts comprising the region. Within each district, there are managers who are responsible for the drug stores in their districts and regularly visit their stores to assure quality of service and merchandising. District pharmacy managers supervise the pharmacy operations and district Express Photo managers supervise the Express Photo operations in the drug stores. Each drug store is individually supervised by a manager who receives training in the Company's merchandise offerings, customer service and management strategy.

     The Company has implemented various initiatives designed to reduce shrinkage expense. These initiatives include training and awareness programs, tailored audit programs for district managers, hiring of internal auditors and loss prevention specialists, and computerized exception reporting for, among other things, customer refunds, voids and cash overages and shortages from daily register check-outs.
Purchasing and Distribution

     Merchandising and buying are generally, as are all supplier payments, centralized at Company headquarters to assure consistency of marketing approach and efficiency in supplier relations. The Company has implemented an enhanced electronic buying system to improve inventory management and gross profit by enabling the Company to take better advantage of quantity discounts and forward buying opportunities, which the Company believes will lower the average cost of inventory. Additionally, it is anticipated that this buying system and its improved forecasting ability will improve service levels to the stores and will reduce average inventory required in the Company's distribution centers.

     Approximately 85% of store merchandise is purchased centrally and distributed, principally by Company-operated trucks, through the Company's five centrally located distribution facilities located in or near Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Dallas and Houston, Texas. The remainder of store merchandise is distributed directly to the stores, some of which is purchased at the store level.

Advertising and Marketing

     A combination of newspaper advertising and TV and radio spot commercials is carried on throughout the year to promote sales. During the fiscal year ended January 28, 1995, these net advertising expenses totaled approximately 0.5% of Company sales. The Company's concentration of stores within its markets enables it to achieve economies of scale in its advertising and marketing expenditures and also enables the Company to negotiate favorable rates for advertising time and print production. From the time of the Acquisition through fiscal 1994, the Company reduced its net advertising expense as a percentage of sales by more than 70%. In addition, the Company has derived additional cost savings through a rationalization of its advertising expenditures. Certain advertising expenditures related to the Company's overall corporate image have been reduced in favor of advertising efforts such as newspaper circulars. This change in advertising strategy has resulted in increased financial support from the Company's vendors and a more direct impact on sales. The Company believes that its current level of advertising expenditures is appropriate to support its existing marketing strategies.

     The Company's communications and marketing programs are based upon an ongoing commitment to consumer research. Through regular telephone surveys in all major markets, exit interviews in its stores, and studies of various consumer groups, the Company is able to monitor changes in customer attitudes and shopping habits and adjust its marketing strategies accordingly.

Information and Technology
     The Company intends to continue to invest in information systems to improve customer service, reduce operating costs, provide information needed to support management decisions and enhance the Company's competitive position with third-party payors. The Company's Comp-U-Care System, installed in each pharmacy location, provides support for the pharmacy and assists pharmacists in their prescription processing activities, which in turn enhances the pharmacy's ability to service customers. The system's transfer of information between headquarters and each of the in-store pharmacy terminals allows central monitoring of prescription sales activity by store and item, centralized billing of third-party sales and daily updates to the stores' data files. The Comp-U-Care System performs on-line adjudication of customer and claim eligibility and reimbursement for the majority of the third-party payment plans in which the Company participates. On-line adjudication reduces losses from rejected claims and eliminates a portion of the Company's paperwork for billing and collection of receivables and costs associated therewith. The Company believes that such systems are essential to service the increasing volume of third-party sales.

     The Company is currently developing its advanced Comp-U-Care 2000 System, which is scheduled to be introduced in Eckerd Drug stores in fiscal 1995. The Comp-U-Care 2000 System will improve speed and productivity in the pharmacy; decrease customer wait time; enhance functionality, including expanded drug utilization reviews; and will ultimately in fiscal 1996 permit the transfer of information directly from one drug store to another enabling customers to fill and refill prescriptions at any Eckerd Drug store.

     During fiscal 1994 the Company installed a satellite communications network, enhanced the point-of-sale ("POS") system and upgraded the merchandise buying system.

     The Company currently has POS product scanning equipment in approximately 530 stores and expects to expand scanning to approximately 590 additional stores by the end of fiscal 1995. The Company has been expanding scanning to its higher volume stores and the over 1,100 stores installed by the end of fiscal 1995 will represent approximately 75% of front-end sales. Scanning systems will provide more and better merchant and store level information to facilitate inventory management, automatic re-ordering, product sales and gross profit analysis and inventory shrinkage control. The Company believes that broader use of scanning throughout the chain will improve customer service by decreasing customer check-out time and improving adherence to advertised sale or promotional prices.

     The Company is expanding its use of electronic data interchange ("EDI") systems with certain of its major suppliers. EDI allows for the paperless ordering of products with immediate confirmation from the vendor on price, delivery terms and amount of goods ordered. The Company is also experimenting with automatic replenishment buying in connection with its warehouse and distribution systems, which includes the computer generation of purchase orders for certain vendors. These systems should also allow the Company to reduce lead time on orders and improve cash flow by reducing the amount of inventory required to be kept on hand. EDI will be expanded as the Company expands its scanning system.

     The Company is also developing or purchasing software with applications in the human resources area to improve personnel scheduling; to expand the merchandise and store information data base systems to enable the Company to more efficiently manage its business; and to start the initial roll out of the warehouse management system to provide improved control and management of inventory and personnel.

     In 1993, the Company and Integrated Systems Solutions Corporation ("ISSC"), a wholly-owned subsidiary of IBM, entered into a Systems Operations Service Agreement pursuant to which the Company and ISSC are developing a state of the art information systems operation to include pharmacy and POS systems for the Company's drug stores. Under the Company's supervision, ISSC manages the entire information systems operation and is responsible for providing technology services to the Company. The Systems Operations Services Agreement has a 10-year term, and the total payments to be made by the Company thereunder are currently expected to be between $400.0 million and $440.0 million over such term, depending on optional services utilized. The Company believes that this arrangement has and will continue to enable the Company to further improve customer service, replace the Company's existing systems, reduce operating costs and capital expenditures for hardware, obtain information needed to support management decisions on an improved basis and increase the Company's focus on its core business.

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

Regulation

     All of the Company's pharmacists and stores are required to be licensed by the appropriate state boards of pharmacy. The Company's drug stores and distribution centers are also registered with the Federal Drug Enforcement Administration. Most of the stores sell beer and wine and are subject to various state and local liquor licensing requirements. By virtue of these license and registration requirements, the Company is obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of a license or registration.

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

     The Clinton Administration has stated that health care reform is one of its priorities. A health care reform plan by President Clinton as well as a number of competing health care reform proposals were introduced in Congress, and some may be introduced again this year. The Company cannot predict whether any federal health care reform legislation will eventually be passed and, if so, the impact on the Company's financial position or results of operations.

     In 1993, the State of Florida enacted health care legislation that is applicable to state employees, small businesses with fewer than 50 employees and Medicaid recipients. Such legislation, which began to be implemented in 1994, created 11 health care purchasing cooperatives, which accepted bids from groups of health care providers (which include certain of the Company's managed health care clients) to provide goods and services to the cooperatives members. The Company expects to provide prescription drugs to the cooperatives members through its existing managed health care clients. However, the Company is unable to predict whether its efforts will be successful or whether the Florida legislation will have an adverse impact on the Company's financial position or results of operations.

Other Operations
     On March 31, 1994, the company closed on the sale of its Vision Group retail optical operations which was sold effective January 30, 1994 for an amount in cash and notes approximately equal to the book value of the related assets. In fiscal 1993, Vision Group sales were approximately $61 million and earnings before interest and taxes were approximately $3 million.

     On November 15, 1994, the company closed on the sale of its Insta-Care Pharmacy Services (Insta-Care) institutional pharmacy services operations for a total consideration of $112 million in cash. The net proceeds after certain closing adjustments was approximately $94 million. In fiscal 1994, Insta-Care sales were approximately $89 million and earnings before interest and income taxes were approximately $3 million. The Company recognized a gain on the sale of Insta-Care of $49.5 million, net of income taxes of $4.6 million.

Employees
     As of January 28, 1995, the Company had approximately 42,700 employees, of which 22,200 were full-time employees. The Company believes that overall employee relations are good. None of the Company's employees are represented by unions.

Patents, Trademarks and Tradenames

     No patent, trademark, license, franchise or concession is considered to be of material importance to the business of the Company other than the trade names under which the Company operates its retail businesses, including the Eckerd name. The Company also holds servicemarks for its photofinishing products, private label products and information systems.

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

     The material office and distribution center properties owned or leased by the Company at January 28, 1995 are as follows:

                                                        Owned or
Location                            Square Feet          Leased
Largo, Florida                        488,000           Owned(1)
Charlotte, North Carolina             587,000           Owned
Garland, Texas                        270,000           Owned
Conroe, Texas                         345,000           Owned
Orlando, Florida                      321,000           Owned(2)
Orlando, Florida                      587,000           Leased(2)
Newnan, Georgia                       244,000           Owned(3)
Hammond, Louisiana                    185,000           Owned(3)(4)

(1)  Includes the Company headquarters.
(2) In January, 1993 the Company assumed a lease for an office and distribution facility of approximately 587,000 square feet (lease expires 2005). The Company's existing Orlando facilities and the Largo distribution center facility were consolidated into the new facility during 1993. One of the owned Orlando facilities was sold in May 1994, and the other owned facility is under contract to be sold.
(3) Construction was financed pursuant to revenue bond issues. Because these properties are currently leased subject to nominal purchase options with development authorities which the Company anticipates it will exercise, they are listed as owned by the Company.
(4) The Company closed the Hammond distribution center and subleased the former Hammond, Louisiana office and distribution center.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended January 28, 1995.

Executive Officers of the Registrant

     The name, age and office of the executive officers of the Company as of year end January 28, 1995 and certain information relating to their business experience are set forth below:

Name                  Age    Position
Stewart Turley        60     Director, Chairman of the Board and
                               Chief Executive Officer
Francis A. Newman     46     Director, President and Chief Operating
                               Officer
Kenneth L. Flynn      50     Senior Vice President/Store Operations
Edward W. Kelly       49     Senior Vice President/Merchandising
Robert L. Myers       49     Senior Vice President/Pharmacy
James M. Santo        53     Senior Vice President/Administration and
                               Secretary
Samuel G. Wright      44     Senior Vice President and Chief
                               Financial Officer
Robert D. Boos        55     Vice President
Martin W. Gladysz     42     Vice President/Treasurer
Robert E. Lewis       34     Vice President/General Counsel and
                               Assistant Secretary

     Mr. Turley is Chairman of the Board and Chief Executive Officer of the Company, positions he has held since 1986. He served as President of the Company from 1986 until July 1993. He joined Old Eckerd in 1966 and has served as Senior Vice President (1971-1974) and President and Chief Executive Officer (1984-1985) prior to being elected to Chairman of the Board, President and Chief Executive Officer. He is also a director of Barnett Banks, Inc., Sprint Corporation and Springs Industries, Inc.

     Mr. Newman is President, Chief Operating Officer and a director of the Company, positions he has held since July 1993. Prior to joining the Company, Mr. Newman served as President, Chief Executive Officer and a director of F&M Distributors, Inc. ("F&M"), a drug store chain, since 1986. F&M filed bankruptcy under Chapter 11 of the United States Bankruptcy Code in December 1994. Prior to joining F&M, he was the Executive Vice President of Household Merchandising, a retail firm, from 1984 to 1985 and the Senior Vice President of Merchandising for F.W. Woolworth, a retail firm, from 1980 to 1984. Mr. Newman is also a director of FabriCenters of America, a retail firm.

     Mr. Flynn was appointed Senior Vice President/Store Operations of the Company in December 1994. Prior to joining the Company, Mr. Flynn was Executive Vice President with the Thrifty/Payless drug chain in Portland, Oregon. Prior to joining Thrifty/Payless in August 1993, Mr. Flynn was employed by Lucky Stores, Inc. for over 30 years most recently as Senior Vice President/Store Operations.

     Mr. Kelly was appointed Senior Vice President/Merchandising of the Company in February 1993. Prior thereto he served as Vice President of Merchandising of Eckerd Drug Company, formerly Old Eckerd's principal subsidiary ("Eckerd Drug Company") and now the Company's principal division, for more than the past five years.

     Mr. Myers was appointed Senior Vice President/Pharmacy of the Company in February 1993. Prior thereto he was a Vice President of the Company, a position he held for more than the past five years. In addition, Mr. Myers has served as Vice President of Pharmacy Services of Eckerd Drug Company for more than the past five years.

     Mr. Santo was appointed Senior Vice President/Administration of the Company in February 1993. Prior thereto he was Vice
President/Legal Affairs of the Company, a position he held for more than the past five years. In addition, Mr. Santo was appointed
Secretary of the Company effective January 1, 1992.

     Mr. Wright was appointed Senior Vice President and Chief Financial Officer of the Company in February 1995. Prior thereto Mr. Wright was appointed Senior Vice President/Finance in February 1993 and was also Vice President and Controller of the Company, from September 1988 until February 1993. Mr. Wright became a Vice President of the Company in June 1986. In addition, Mr. Wright has served as Vice President of Finance of Eckerd Drug Company since May 1985.

     Mr. Boos was appointed Vice President of the Company in April 1991. In addition, Mr. Boos has been Vice President of Real Estate and Development of Eckerd Drug Company since August 1985. Mr. Boos joined Eckerd Drug Company in 1982.

     Mr. Gladysz was appointed Vice President/Treasurer of the Company in May 1994. Prior to joining the Company, Mr. Gladysz was Executive Vice President/Treasurer for Fortune Bancorp, a Florida banking organization, a position he held for more than the past five years.

     Mr. Lewis was appointed Vice President/General Counsel and Assistant Secretary of the Company in August 1994. Prior to joining the Company, Mr. Lewis was a shareholder in the law firm of Shackleford, Farrior, Stallings & Evans, P.A. in Tampa, Florida, from January 1992 to August 1994 and was an associate at that firm for more than five years prior thereto.

     Officers are elected for a one-year term by the Board of Directors at its annual meeting. There is no family relationship between any of the aforementioned officers or directors of the Company.

PART II

Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters

     The Company's common stock is listed on the New York Stock Exchange (Symbol: ECK) and started trading on August 6, 1993. The approximate number of shareholders of record on March 31, 1995 was 937.
                                          Fiscal 1994
                                         Quarter Ended
Market Price
Per Share Information     4/30/94    7/30/94   10/29/9    1/28/95
High                        24.00      25.25     31.50      32.00
Low                         18.50      18.125    23.25      25.375

                                          Fiscal 1993
Market Price                             Quarter Ended
Per Share Information            10/30/93                 1/29/94
High                                18.00                   20.75
Low                                 12.75                   13.75

     The Company is subject to restrictive covenants under its Credit Agreement and the 9 1/4% Senior Subordinated Notes which restrict the payment of dividends. The Company has not paid or declared any dividends on its common stock.

Item 6. Selected Financial Data

     The selected financial information required by this item is included in the Company's 1994 annual report to stockholders on page 9 under the heading "Five Year Financial Operating Summary". Such information is incorporated herein by reference. The ratio of earnings to fixed charges was 1.7X and 1.0X in fiscal 1994 and 1991, respectively. In fiscal 1993, 1992 and 1990 earnings were inadequate to cover fixed charges, and the Company had a deficiency in earnings to fixed charges of $2,941,000, $4,123,000 and $35,982,000 in fiscal years 1993, 1992 and 1990, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is included in the Company's 1994 annual report to stockholders on pages 10 through 14 under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition". Such information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements as of January 28, 1995 and January 29, 1994 and for each of the years in the three year period ended January 28, 1995 included in the Company's 1994 annual report to stockholders on pages 15 through 27 are incorporated herein by reference:

     Consolidated Statements of Operations
     Consolidated Balance Sheets
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

     Information on selected quarterly financial data also required by this item is included in the Company's 1994 annual report to stockholders on page 30 under the heading "Quarterly Information
(Unaudited)". Such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this item regarding the directors of the Company is included in the Company's definitive proxy statement dated April 24, 1995 for the 1995 annual meeting of stockholders on pages
2 through 4 under the headings "Nominees For Election of Directors In Class II With Terms Expiring in 1998"; "Directors in Class III With Terms Expiring in 1996" and "Directors in Class I with Terms Expiring in 1997". Such information is incorporated herein by reference. Information required by this item regarding executive officers of the Company is contained in Part I of this Form 10-K405 under the item entitled "Executive Officers of the Registrant".

Item 11. Executive Compensation

     Information regarding management remuneration is included in the Company's definitive proxy statement dated April 24, 1995 for the 1995 annual meeting of stockholders on pages 1 and 2, and 8 through 14 under the headings "Nomination and Election of Directors" and "Executive Compensation". Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

    Information regarding security ownership of certain beneficial owners and of management is included in the Company's definitive proxy statement dated April 24, 1995 for the 1995 annual meeting of stockholders on pages 5 through 7 under the heading "Security Ownership Of Certain Persons". Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is included in the Company's definitive proxy statement dated April 24, 1995 for the 1995 annual meeting of stockholders on pages 13 and 17 under the headings "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions". Such information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules,  and Reports on
Form 8-K

     Listed below are all financial statements, notes, schedules, and exhibits filed as part of this Form 10-K405 annual report:

      (a) Financial statements and Schedules

1. The following financial statements and schedules of the Company together with the Report of Independent Certified Public Accountants dated March 20, 1995 in this Form 10-K405 are filed herewith:

       Eckerd Corporation and Subsidiaries

     Financial Statements:
       Independent Auditors' Report
       Consolidated Balance Sheets as of January 28, 1995 and
         January 29, 1994
       Consolidated Statements of Operations for the Years Ended
         January 28, 1995, January 29, 1994 and January 30, 1993
       Consolidated Statements of Stockholders' Equity for the Years
         Ended January 28, 1995, January 29, 1994 and January 30,
         1993
       Consolidated Statements of Cash Flows for the Years Ended
         January 28, 1995, January 29, 1994 and January 30, 1993 Notes to Consolidated Financial Statements
     Schedules:
       II - Reserves
       Independent Auditor's Report

       All other schedules for the Company are omitted as the required information is inapplicable or the information is presented in the respective consolidated financial statements or related notes.

        Also filed in this Form 10-K405 is the consent of KPMG Peat Marwick LLP to the incorporation by reference of their auditors' report dated March 20, 1995, relating to the consolidated financial statements appearing in the Form 10-K405, into Registration Statement Numbers 33-49977 and 33-50755 on Form S-8 and Registration Statement Numbers 33-10721, 33-50223, and 33-56261 on Form S-3.

2.   Exhibits:

        Exhibits previously filed or filed by incorporation by reference:

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

4.3 Indenture dated as of November 1, 1993 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee relating to the Company's 91/4% Senior Subordinated Notes Due 2004 (incorporated by reference to Exhibit 4.02 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No. 1-4844)).

4.4 Form of 9 1/4% Senior Subordinated Notes Due 2004 of the Company (incorporated by reference to Exhibit 4.01 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No. 1-4844)).

10.1 Merrill Lynch Common Stock Purchase Agreement dated as of April 1, 1986 by and among the Company and the Merrill
          Lynch Investors (incorporated by reference to the Registration Statement on Form S-4 of Eckerd Holdings Inc. (No. 33-4497)).

10.2 Commercial Paper Placement Agency Agreement dated July 17, 1989 between the Company and Merrill Lynch Money Markets, Inc. (incorporated by reference to Exhibit 10.15 of Form 10-K of the Company for the period ended February 3, 1990).

10.3 Registration Rights Agreement dated as of April 30, 1986 by and among the Company, the Merrill Lynch Investors, Morgan Capital Corporation and the other bank affiliates listed therein, the institutional and corporate investors listed therein and certain members of management of the Company (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.4 First Amendment to Registration Rights Agreement among the Company, EDS Holdings Inc., the Merrill Lynch Investors, the Bank Affiliates, the Institutional Investors and the Management Investors (incorporated by reference to Exhibit
          10.20 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).
10.5 First Employees Management Stock Option Plan (incorporated by reference to the Registration Statement on Form S-8 of the Company (No. 33-30761)).

10.6 Employment Agreement dated as of April 30, 1986, between the Company and Stewart Turley (incorporated by reference to Exhibit 10.23 to the Registration Statement on FormS-2 of the Company (No. 33-64906)).

10.7 Employment Agreement dated as of April 30, 1986, between the Company and John W. Boyle (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.8      Employment Agreement dated June 9, 1993, between the
          Company and Francis A. Newman (incorporated by reference to
          Exhibit 10.27 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.9 Master Lease Agreement I dated as of May 18, 1993 between the Company and Imaging Financial Services d/b/a EKCC ("IFS") (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.10 Master Lease Agreement II dated as of June 15, 1993 between the Company and IFS (incorporated by reference to Exhibit
          10.29 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.11 Systems Operations Service Agreement dated as of July 14, 1993 between the Company and Integrated Systems Solutions Corporation (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.12 Letter dated March 16, 1993 between IFS and the Company relating to IFS Sale and Leaseback (incorporated by reference to Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.13     1993 Stock Option and Incentive Plan of the Company
          (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of the Company (No.
          33-49977)).

10.14     Employment Agreement dated October 1, 1988 between the
          Company and James M. Santo (incorporated by reference to
          Exhibit 10.38 to Form 10-K for the year ended January 29, 1994 of the Company (File No. 1-4844)).

10.15     Employment Agreement dated October 1, 1988 between the
          Company and Robert L. Myers (incorporated by reference to
          Exhibit 10.38 to Form 10K/A for the year ended January 29, 1994 of the Company (File No. 1-4844)).

10.16 Credit Agreement dated as of June 14, 1993, as amended and restated as of August 3, 1994 (the "Credit Agreement"), among the Company, the lenders named therein, Chemical Bank and NationsBank of Florida, N.A. as managing agents and swingline lenders, and Chemical Bank, as administrative agent and NationsBank of Florida, N.A. as documentation agent (incorporated by reference to Exhibit 10.1 to form 10-Q of the Company for twenty-six weeks ended July 30,
          1994).

12.1 Statement regarding computation of ratio of earnings to fixed charges of the Company (incorporated by reference to Exhibit 12.1 to the Registration Statement on Form S-3 of the Company (No. 33-50223)).

          Exhibits filed herewith:

10.17     Employment Agreement dated October 1, 1988 between the
          Company and Samuel G. Wright.

10.18 Receivables Purchase Agreement dated as of January 26, 1995 between the Company and Three Rivers Funding Corporation.

10.19 First Amendment to Receivables Purchase Agreement dated as of March 31, 1995 between the Company and Three Rivers
          Funding Corporation.

10.20 Registration Rights Agreement dated as of December 31, 1994 by and among the Company and the Eckerd Corporation Profit Sharing Plan.

10.21 Guarantee Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 (the "Guarantee
          Agreement") among the subsidiaries of the Company listed therein and Chemical Bank, as collateral agent.

10.22 Indemnity, Subrogation and Contribution Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 (the "Indemnity, Subrogation and Contribution Agreement"), among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent.
10.23 Pledge Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 among the Company, each subsidiary of the Registrant listed therein and Chemical Bank, as collateral agent.

10.24 Security Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent.

10.25 Trademark Security Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent.

10.26 Revolving Note dated as of August 3, 1994 made by the Company in favor of Chemical Bank issued pursuant to the Credit Agreement.

10.27 Term Note dated as of August 3, 1994 made by the Company in favor of Chemical Bank issued pursuant to the Credit
          Agreement.

10.28 Swingline Note dated as of August 3, 1994 made by the Company in favor of Chemical Bank issued pursuant to the Credit Agreement.

10.29 Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 14, 1993, as amended and restated as of August 3, 1994, by the Company in favor of Kenneth Plifka, as trustee, for the benefit of Chemical
          Bank, as collateral agent, relating to certain real property located in Dallas County, Texas.

10.30 Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 14, 1993, as amended and restated as of August 3, 1994, by the Company in favor of Kenneth Plifka, as trustee, for the benefit of Chemical
          Bank, as collateral agent, relating to certain real property located in Montgomery County, Texas.

10.31 Amendment, Consent and Waiver dated as of October 31, 1994 to the Credit Agreement, the Guarantee Agreement, the Indemnity, Subrogation and Contribution Agreement.

10.32     Amended and Restated Mortgage, Security Agreement and
          Assignment of Leases and Rents dated as of August 3, 1994, as mortgagor and Chemical Bank, as mortgagee.

12.2 Statement regarding computation of ratio of earnings to fixed charges of the Company.

13 The following sections of the 1994 annual report to stockholders of the Company incorporated by reference and included in Parts II and IV of this Form 10-K405:

          Five Year Financial Operating Summary.
          Management's Discussion and Analysis of Results of
            Operations and Financial Condition.
          Consolidated Financial Statements and Independent Auditor's
            Report.
          Quarterly Information.

21.1      Subsidiaries of the Company.

23.1      Consent of Independent Certified Public Accountants.

27        Financial data schedules.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the thirteen weeks ended January 28, 1995.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K405 report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 1995                         ECKERD CORPORATION



                                       By:/s/ Samuel G. Wright
                                             Samuel G. Wright
                                           Senior Vice President
                                            Chief Financial and
                                            Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

Signature                      Titles                        Date

/s/Stewart Turley
Stewart Turley                 Chairman of the Board   April 27, 1995
                                and Chief Executive
                                Officer

/s/Francis A. Newman
Francis A. Newman              President, Chief        April 27, 1995
                                Operating Officer
                                and Director

/s/John W. Boyle
John W. Boyle                  Director                April 27, 1995

/s/James T. Doluisio
James T. Doluisio              Director                April 27, 1995

/s/Donald F. Dunn
Donald F. Dunn                 Director                April 27, 1995

/s/Albert J. Fitzgibbons, III
Albert J. Fitzgibbons, III     Director                April 27, 1995

/s/Lewis W. Lehr
Lewis W. Lehr                  Director                April 27, 1995

/s.Alexis P. Michas
Alexis P. Michas               Director                April 27, 1995

/s/Rupinder S. Sidhu
Rupinder S. Sidhu              Director                April 27, 1995

Independent Auditor's Report

The Board of Directors
Eckerd Corporation and Subsidiaries:

Under date of March 20, 1995, we reported on the consolidated balance sheets of Eckerd Corporation and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 28, 1995, which are incorporated by reference in the Form 10-K405. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K405. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 9 to the consolidated financial statements, the Company changed its accounting policy in the current year related to the timing of the recognition of closed store obligations.

                                     KPMG PEAT MARWICK LLP

Tampa, Florida
March 20, 1995

Schedule II

ECKERD CORPORATION AND SUBSIDIARIES
RESERVES
Years ended January 28, 1995, January 29, 1994 and January 30, 1993
(In Thousands)

                                         Balance at   Charged
                Balance at
                                         Beginning       to
                    End
Description                              of Period    earnings
Deductions   Others  of Period

Allowance for doubtful receivables (a)
  Year ended January 28, 1995              $5,000      $7,148
$4,924     ($4,224)   $3,000
  Year ended January 29, 1994              $5,000      $7,000
$7,000           -    $5,000
  Year ended January 30, 1993              $4,600      $4,475
$4,075           -    $5,000

Notes:
(a) This reserve is deducted from receivables in the balance sheets.



Exhibit Index
Eckerd Corporation Form 10-K405
for the Fiscal Year Ended January 28, 1995
Exhibit                                                      Page
Number    Description of Exhibit                            Number

3.1(i)    Restated Certificate of Incorporation of Eckerd        *
          Corporation (the "Company") (incorporated by
          reference to Exhibit 3.1(i) to the Registration
          Statement on Form S-3 of the Company (No.
          33-50223)).
3.2(ii)   Amended and Restated By-laws of the Company            *
          (incorporated by reference to Exhibit 3.2(ii) to the Registration Statement on Form S-3 of the Company (No. 33-50223)).

4.1       Form of certificate for the Company's Common           *
          Stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registration
          Statement on Form S-2 of the Company (No. 33-
          64906)).

4.2       Indenture dated as of May 1, 1986 by and between       *
          the Company and Mellon Bank, N.A. as trustee, relating to the 11 1/8% Subordinated Debentures due 2001 (incorporated by reference to the Registration Statement on Form S-1 of Eckerd
          Holdings Inc. (No. 33-4576)).  (On February 6,
          1991, Mellon Bank, N.A. was succeeded by Security
          Pacific National Trust Company, as trustee.)

4.3       Indenture dated as of November 1, 1993 between         *
          the Company and State Street Bank and Trust
          Company of Connecticut, National Association,
          as Trustee relating to the Company's 9 1/4% Senior
          Subordinated Notes Due 2004 (incorporated by
          reference to Exhibit 4.02 to the Current Report
          on Form 8-K dated October 26, 1993 of the
          Company (File No. 1-4844)).
4.4       Form of 9 1/4% Senior Subordinated Notes Due           *
          2004 of the Company (incorporated by reference to Exhibit 4.01 to the Current Report of Form
          8-K dated October 26, 1993 of the Company (File
          No. 1-4844)).

10.1      Merrill Lynch Common Stock Purchase Agreement          *
          dated as of April 1, 1986 by and among the Company and the Merrill Lynch Investors
          (incorporated by reference to the Registration
          Statement on Form S-4 of Eckerd Holdings Inc.
          (No. 33-4497)).

10.2      Commercial Paper Placement Agency Agreement dated      *
          July 17, 1989 between the Company and Merrill
          Lynch Money Markets, Inc. (incorporated by reference to Exhibit 10.15 of Form 10-K of the Company for the period ended February 3, 1990).

10.3      Registration Rights Agreement dated as of              *
          April 30, 1986 by and among the Company, the Merrill Lynch Investors, Morgan Capital
          Corporation and the other bank affiliates listed therein, the institutional and corporate investors listed therein and certain members of management of the Company (incorporated by reference to Exhibit 10.19 to the Registration Statement on
          Form S-2 of the Company (No. 33-64906)).

10.4      First Amendment to Registration Rights Agreement       *
          among the Company, EDS Holdings Inc., the Merrill
          Lynch Investors, the Bank Affiliates, the
          Institutional Investors and the Management
          Investors (incorporated by reference to Exhibit
          10.20 to Amendment No. 1 to the Registration
          Statement on Form S-2 of the Company (No. 33-
          64906)).

10.5      First Employees Management Stock Option Plan           *
          (incorporated by reference to the Registration
          Statement on Form S-8 of the Company (No.
          33-30761)).

10.6      Employment Agreement dated as of April 30, 1986,       *
          between the Company and Stewart Turley
          (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.7      Employment Agreement dated as of April 30, 1986,       *
          between the Company and John W. Boyle
          (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.8      Employment Agreement dated June 9, 1993, between       *
          the Company and Francis A. Newman (incorporated by reference to Exhibit 10.27 to the Registration
          Statement on Form S-2 of the Company (No. 33-
          64906)).

10.9      Master Lease Agreement I dated as of May 18, 1993      *
          between the Company and Imaging Financial Services d/b/a EKCC ("IFS") (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the
          Registration Statement on Form S-2 of the Company
          (No. 33-64906)).

10.10     Master Lease Agreement II dated as of June 15,         *
          1993 between the Company and IFS (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.11     Systems Operations Service Agreement dated as of       *
          July 14, 1993 between the Company and Integrated
          Systems Solutions Corporation (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.12     Letter dated March 16, 1993 between IFS and the        *
          Company relating to IFS Sale and Leaseback
          (incorporated by reference to Exhibit 10.31 to Amendment No. 2 of the Registration Statement on
          Form S-2 of the Company (No. 33-64906)).

10.13     1993 Stock Option and Incentive Plan of the            *
          Company (incorporated by reference to Exhibit
          99.1 to the Registration Statement on Form S-8 of the Company (No. 33-49977)).

10.14     Employment Agreement dated October 1, 1988             *
          between the Company and James M. Santo
          (incorporated by reference to Exhibit 10.38
          to Form 10-K for the year ended January 29, 1994 of the Company (File No. 1-4844)).

10.15     Employment Agreement dated October 1, 1988             *
          between the Company and Robert L. Myers
          (incorporated by reference to Exhibit 10.38 to Form 10K/A for the year ended January 29, 1994 of the Company (File No. 1-4844)).

10.16     Credit Agreement dated as of June 14, 1993, as         *
          amended, and restated as of August 3, 1994 (the
          "Credit Agreement"), among the Company, the lenders named therein, Chemical Bank and NationsBank of Florida, N.A. as managing agents and swingline lenders, and Chemical Bank, as administrative agent and NationsBank of Florida, N.A. as documentation agent (incorporated by reference to Exhibit 10.1 to form 10-Q of the Company for twenty-six weeks ended July 30, 1994).

10.17 Employment Agreement dated October 1, 1988 between the Company and Samuel G. Wright.

10.18 Receivables Purchase Agreement dated as of January 26, 1995 between the Company and Three Rivers Funding Corporation.
10.19 First Amendment to Receivables Purchase Agreement dated as of March 31, 1995 between the Company and Three Rivers Funding Corporation.

10.20     Registration Rights Agreement dated as of December
          31, 1994 by and among the Company and the Eckerd
          Corporation Profit Sharing Plan.

10.21 Guarantee Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 (the
          "Guarantee Agreement") among the subsidiaries of the Company listed therein and Chemical Bank, as collateral agent.
10.22 Indemnity, Subrogation and Contribution Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 (the "Indemnity, Subrogation and Contribution Agreement"), among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent.

10.23 Pledge Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent.

10.24 Security Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent.

10.25     Trademark Security Agreement dated as of June 14,
          1993 as amended and restated as of August 3, 1994 among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent.

10.26 Revolving Note dated as of August 3, 1994 made by the Company in favor of Chemical Bank issued pursuant to the Credit Agreement.

10.27 Term Note dated as of August 3, 1994 made by the Company in favor of Chemical Bank issued pursuant to the Credit Agreement.

10.28 Swingline Note dated as of August 3, 1994 made by the Company in favor of Chemical Bank issued pursuant to the Credit Agreement.

10.29 Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 14, 1993, as amended and restated as of August 3, 1994, by the Company in favor of Kenneth Plifka, as trustee, for the benefit of Chemical Bank, as collateral agent, relating to certain real property located in Dallas County, Texas.

10.30 Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 14, 1993, as amended and restated as of August 3, 1994, by the Company in favor of Kenneth Plifka, as trustee, for the benefit of Chemical Bank, as collateral agent, relating to certain real property located in Montgomery County, Texas.

10.31     Amendment, Consent and Waiver dated as of October 31,
          1994 to the Credit Agreement, the Guarantee Agreement, the Indemnity, Subrogation and Contribution Agreement.

10.32     Amended and Restated Mortgage, Security Agreement and
          Assignment of Leases and Rents dated as of August 3, 1994, as mortgagor and Chemical Bank, as mortgagee.

12.1      Statement regarding computation of ratio earnings to   *
          fixed charges of the Company (incorporated by reference to Exhibit 12.1 to the Registration
          Statement on Form S-3 of the Company (No. 33-50223)).

12.2 Statement regarding computation of ratio of earnings to fixed charges of the Company.

13 The following sections of the 1994 annual report to stockholders of the Company incorporated by reference and included in Parts II and IV of this Form 10-K405:

          Five Year Financial Operating Summary.
          Management's Discussion and Analysis of Results of
            Operations and Financial Condition.
          Consolidated Financial Statements and Independent
            Auditor's Report.
          Quarterly Information.

21.1      Subsidiaries of the Company.

23.1      Consent of Independent Certified Public Accountants.

27        Financial data schedules.

*  Filed by incorporation by reference.