Form 10-Q
period 1995-04-29
ECKERD CORP
filed 1995-06-13
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Thirteen Weeks Ended April 29, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    ---------------    -------------

                           Commission File No. 1-4844


                               ECKERD CORPORATION
               (Exact name of registrant as specified in charter)


               DELAWARE                                13-3302437
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

As of May 27, 1995 32,143,900 shares of Common Stock, $.01 par value, were outstanding.

                      ECKERD CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                                               Unaudited          Audited
ASSETS                                                          4/29/95           1/28/95
                                                            --------------    --------------
Current assets:
     Cash and short-term interest bearing deposits          $        9,985             8,898
     Receivables, less allowance for doubtful
          receivables of $3,000                                     77,794            52,487
     Merchandise inventories                                       750,833           771,122
     Prepaid expenses and other current assets                       2,206             2,366
                                                            --------------    --------------
               Total current assets                                840,818           834,873
                                                            --------------    --------------
Property, plant and equipment, at cost                             561,815           542,191
     Less accumulated depreciation                                 260,448           249,214
                                                            --------------    --------------
               Net property, plant and equipment                   301,367           292,977
                                                            --------------    --------------
Excess of cost over net assets acquired, less
     accumulated amortization                                       27,524            27,667
Favorable lease interests, less accumulated amortization           146,279           153,664
Unamortized debt expense                                             9,760            10,138
Other assets                                                        20,958            23,028
                                                            --------------    --------------
                                                            $    1,346,706         1,342,347
                                                            ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Bank debit balances                                    $        9,667            44,373
     Current installments of long-term debt                          1,453             1,452
     Accounts payable                                              275,828           287,551
     Accrued expenses                                              213,343           221,208
                                                            --------------    --------------
               Total current liabilities                           500,291           554,584
                                                            --------------    --------------
Other noncurrent liabilities                                       131,325           124,944
Long-term debt, excluding current installments                     806,996           785,561
Stockholders' deficit:
     Preferred stock of $.01 par value.
          Authorized 20,000,000 shares; none issued                   --                --
     Voting common stock of $.01 par value.
          Authorized 96,481,272 shares; issued 32,136,898
          and 32,105,774                                               321               321
     Nonvoting common stock of $.01 par value.
          Authorized 3,518,728 shares; none issued                    --                --
     Capital in excess of par value                                234,319           234,027
     Retained deficit                                             (326,546)         (357,090)
                                                            --------------    --------------
               Total stockholders' deficit                         (91,906)         (122,742)
                                                            --------------    --------------
                                                            $    1,346,706         1,342,347
                                                            ==============    ==============

See accompanying notes to condensed consolidated financial statements.


                      ECKERD CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    Thirteen Weeks Ended
                                                  -------------------------
                                                    4/29/95       4/30/94
                                                  -----------   -----------
Sales and other operating revenue                 $ 1,219,594     1,136,195
                                                  -----------   -----------
Costs and expenses:
     Cost of sales, including store occupancy,
          warehousing and delivery expense            939,488       866,083
     Operating and administrative expenses            220,591       217,846
                                                  -----------   -----------
               Earnings before interest expense        59,515        52,266
Interest expense:
     Interest expense, net                             19,817        22,212
     Amortization of original issue discount
          and deferred debt expenses                      539         1,689
                                                  -----------   -----------
               Total interest expense                  20,356        23,901
                                                  -----------   -----------
               Earnings before income taxes            39,159        28,365
Income tax provision                                    8,615         1,420
                                                  -----------   -----------
               Net earnings for the period        $    30,544        26,945
                                                  ===========   ===========

               Net earnings per common share      $       .93           .84
                                                  ===========   ===========


See accompanying notes to condensed consolidated financial statements.




                      ECKERD CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Thirteen Weeks Ended
                                                             --------------------
Cash flows from operating activities:                         4/29/95     4/30/94
                                                             --------    --------
     Net earnings for the period                             $ 30,544      26,945
     Adjustments to reconcile  net earnings for the period
         to net cash provided by operating activities:
               Depreciation and amortization                   19,537      18,643
               Amortization of original issue discount
                    and deferred debt expenses                    539       1,689
               Decrease (increase) in receivables,
                    merchandise inventories and prepaid
                    expenses                                   (4,858)     11,943
               Decrease in accounts payable and accrued
                    expenses                                  (16,568)    (95,249)
                                                             --------    --------
                         Net cash provided by (used in)
                              operating activities             29,194     (36,029)
                                                             --------    --------
Cash flows from investing activities:
     Additions to property, plant and equipment*              (15,694)    (10,047)
     Sale of property, plant and equipment                        395          95
     Acquisition of certain drug store assets                  (1,424)       (376)
     Net cash proceeds from sale of Vision Group                 --        23,654
     Other                                                      1,754       3,447
                                                             --------    --------
                        Net cash provided by (used in)
                             investing activities             (14,969)     16,773
                                                             --------    --------
Cash flows from financing activities:
     Decrease in bank debit balances                          (34,706)    (24,746)
     Additions to long-term debt                                  312          23
     Reductions of long-term debt                                (489)       (579)
     Net additions under current credit agreement              21,453      44,265
     Other, including deferred financing costs                    292        (468)
                                                             --------    --------
                        Net cash provided by (used in)
                              financing activities            (13,138)     18,495
                                                             --------    --------
Net increase (decrease) in cash and cash equivalents            1,087        (761)
Cash and short-term interest bearing deposits
     at beginning of period                                     8,898      12,110
                                                             --------    --------
Cash and short-term interest bearing deposits
     at end of period                                        $  9,985      11,349
                                                             ========    ========

*  Total capital  expenditures for thirteen weeks ended April 29, 1995 and April
   30, 1994 were $20,417 and $14,059,  of which $4,723 and $4,012 were  acquired under a deferred payment arrangement.

See accompanying notes to condensed consolidated financial statements.


                      ECKERD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

         Note 1.
         -------
         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and were prepared from the books and records of the Company without audit or verification and in the opinion of management include all adjustments (none of which were other than recurring accruals) necessary to present a fair statement of results for such periods. It is suggested that these condensed consolidated financial statements should be read in conjunction with the financial statements and notes filed as part of the Form 10-K405 report for the fiscal year ended January 28, 1995. The results of operations of the periods indicated should not be considered as necessarily indicative of operations for the full year.

         Note 2.
         -------
         Substantially  all inventories  are determined on a last-in,  first-out
         (LIFO) cost basis. At April 29, 1995 and January 28, 1995 inventories would have been greater by approximately $79,800 and $76,900, respectively, if inventories were valued on a first-in, first-out
         (FIFO) cost basis. The cost of merchandise sold is calculated primarily on estimated inventory values and inflation rates based on physical inventories taken at all locations at least once during the fiscal year.

         Note 3.
         -------
         The weighted average number of shares outstanding for thirteen weeks ended April 29, 1995 and April 30, 1994 were 32,813 in 1995 and 32,224 in 1994.

         Note 4.
         -------
         Certain amounts have been reclassified in the fiscal 1994 condensed consolidated statements of operations and statements of cash flows to conform to the fiscal 1995 condensed consolidated financial statement presentation.


                      ECKERD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.               ECKERD CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Thirteen Weeks Ended
                                          ------------------------------------
                                        April 29, 1995      April 30, 1994
                                          ----------   -----------------------
                                            Actual      Actual(A)   Adjusted(B)
                                          ----------   ----------   ----------
Sales and other operating income          $1,219,594    1,136,195    1,108,639
Cost of sales                                939,488      866,083      847,444
Operating and administrative expenses        212,812      209,819      202,464
Amortization of intangibles                    7,779        8,027        7,946
                                          ----------   ----------   ----------
Operating profit                              59,515       52,266       50,785
Interest expense                              20,356       23,901       21,770
                                          ----------   ----------   ----------
Earnings before income taxes                  39,159       28,365       29,015
Income taxes                                   8,615        1,420        1,451
                                          ----------   ----------   ----------
Net earnings                              $   30,544       26,945       27,564
                                          ==========   ==========   ==========

Net earnings per common share             $      .93          .84          .86

Weighted average number of shares
      outstanding                             32,813       32,224       32,224

Earnings before interest, income taxes,
     depreciation and amortization
     (EBITDA)                             $   79,052       70,544       68,646



(A) Certain amounts have been reclassified to conform to the 1995 actual financial statement presentation.

(B)   The  adjusted  financial  data  is  based  on  the  historical   financial
      statements of the Company,  adjusted to give effect to the Company's  sale of the Insta-Care  Pharmacy  Services  operations which was sold effective
      November  15, 1994,  and the use of the net proceeds  therefrom as if such transaction  had occurred as of the  beginning of the thirteen week period ended April 30, 1994.


                      ECKERD CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Results of Operations

         The Company sold its Insta-Care Pharmacy Services ("Insta-Care") operations effective November 15, 1994. The following results of operations discussion will compare the first quarter of fiscal 1995 to the adjusted first quarter of fiscal 1994 (thirteen weeks ended April 29, 1995 and April 30, 1994) which gives effect to the Company's sale of the Insta-Care operations. See "footnote 5 of Notes to Condensed Consolidated Financial Statements."

         The Company's sales and other operating revenue for the first quarter of fiscal 1995 were $1,219.6 million, a 10.0% increase over the first quarter of fiscal 1994. Sales benefited from significant increases in prescription sales as well as by increases in front end sales from strong Valentine and Easter selling seasons. Prescription sales for the first quarter of fiscal 1995 were $647.7 million, a 17.1% increase over the first quarter of fiscal 1994. In addition, front end sales increased to $569.5 million, a 3.1% increase over the first quarter of fiscal 1994. Front end sales in the first quarter of fiscal 1995 were positively affected primarily by increased sales of non-prescription items in the health, greeting card, convenience food and photofinishing categories. Comparable drug store sales (stores open for one year or more) increased 8.9% for the first quarter of fiscal 1995, compared to a 7.4% increase for the first quarter of fiscal 1994.

         Prescription sales as a percentage of drug store sales was approximately 53.1% for the first quarter of fiscal 1995 as compared with approximately 49.9% for the first quarter of fiscal 1994. The growth in prescription sales for the first quarter was primarily the result of increased third-party prescription sales and the Company's competitive cash pricing strategy. These strong sales were aided by a more severe cough, cold and flu season compared to the first quarter of fiscal 1994. Third-party prescription sales increased to approximately 68.9% of the Company's prescription sales for the first quarter of fiscal 1995 from approximately 62.6% in fiscal 1994. The Company expects prescription sales to third-party payors, in terms of both dollar volume and as a percentage of total prescription sales, to continue to increase in fiscal 1995 and for the foreseeable future. Third-party payors typically negotiate lower prescription prices than those on non third-party prescriptions, resulting in decreasing gross profit margins on the Company's prescription sales. However, contracts with third-party payors generally increase the volume of prescription sales and gross profit dollars.

         Cost of sales and related expenses for the first quarter of fiscal 1995 were $939.5 million, a 10.9% increase over the first quarter of fiscal 1994. As a percentage of sales, cost of sales and related expenses were 77.0% compared to 76.4% for the first quarter of fiscal 1995 and 1994, respectively. The increase in cost of sales and related expenses as a percentage of sales resulted primarily from the continued increase in third-party prescription sales with typically lower gross profit margins than non third-party prescription sales. The LIFO charge was $2.9 million compared to $2.5 million for the first quarter of fiscal 1995 and 1994, respectively.

         Operating and administrative expense for the first quarter of fiscal 1995 were $220.6 million, a 4.8% increase over the first quarter of fiscal 1994. As a percentage of sales, operating and administrative expenses decreased to 18.1% for the first quarter of fiscal 1995 from 19.0% for the first quarter of fiscal 1994. The decrease in operating and administrative expenses as a percentage of sales resulted primarily from operating efficiencies related to higher sales, and cost controls which helped produce lower costs as a percentage of sales in such expense categories as payroll, advertising and insurance. Additionally, non-cash tax deductible amortization of intangibles included in operating and administrative expenses for the first quarter of fiscal 1995 and 1994 were $7.7 million, compared to $7.9 million, respectively, a decrease of 2.5%.

         Earnings before interest expense and income taxes were $59.5 million, a 17.2% increase over the first quarter of fiscal 1994. The increase in earnings before interest expense and income taxes was due primarily to the increase in gross profit dollars as a result of higher sales and other operating revenue, and the decrease in operating and administrative expenses as a percentage of sales in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994.

         Total interest expense was $20.4 million for the first quarter of fiscal 1995, a decrease of 6.5% from the first quarter of fiscal 1994. The decrease was due primarily to lower average borrowings in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. The average interest rate on borrowings in the first quarter of fiscal 1995 and 1994 were substantially the same.

         Income taxes for the first quarter of fiscal 1995 and 1994 were $8.6 million and $1.5 million, respectively. The effective income tax rate of 22% in the first quarter of fiscal 1995 was higher than the first quarter of fiscal 1994 (5%). Income taxes represent alternative minimum and state income taxes for the Company, and reflect the utilization of net operating loss carryforwards.

         As a result of the foregoing factors, the Company had net earnings for the first quarter of fiscal 1995 of $30.5 million, compared to $27.5 million for the first quarter of fiscal 1994, an increase of $3.0 million or 10.8%.

         At April 29, 1995 the Company operated 1,727 Eckerd Drug stores and 495 Eckerd Express Photo labs.

         Financial Condition and Liquidity

         With respect to the balance sheet at April 29, 1995 compared to the balance sheet at January 28, 1995, merchandise inventories decreased $20.3 million (net of the LIFO charge of $2.9 million) to $750.8 million, accounts receivable increased $25.3 million to $77.8 million and property, plant and equipment increased $19.6 million to $561.8 million. The inventory decrease is a result of strong first quarter sales and good inventory management and control. The receivables increase is attributable primarily to the increase in receivables from third-party prescription sales and the timing of cash collections on such receivables. Additions to property, plant and equipment of $20.4 million were primarily due to the installation of point-of-sale product scanning equipment along with other improvements to existing stores and facilities and the addition of new stores.

         At April 29, 1995, the Company had $476.8 million in borrowings outstanding under the credit agreement ($424.8 million under the term loan facility, $38.0 million under the revolving loan facility and $14.0 million of banker's acceptances) and the Company had unused and available borrowing commitments under the revolving loan facility of $209.4 million which is net of $88.6 million of letters of credit. The term loan facility of $424.8 million amortizes in unequal quarterly payments and matures in full in July 2000. The revolving loan facility of $350.0 million matures in full at the end of July 2000. At April 29, 1995 the Company had excess availability under the revolving loan commitment and accordingly did not treat the required amortization repayments as current.

         On April 29, 1995 the Company had working capital of $340.5 million and a current ratio of 1.7 to 1 compared to $280.3 million and 1.5 to 1 at January 28, 1995. Cash flow provided by operating activities increased $65.2 million to $29.2 million for the first quarter of fiscal 1995 compared to a cash deficit of $36.0 million for the first quarter of fiscal 1994. This increase was principally due to the higher than normal cash payments to merchandise vendors in the first quarter of fiscal 1994, resulting in the reduction of accounts payable from an abnormally high balance at January 29, 1994 primarily from the timing of vendor payment due dates, and offset partially by an increase in receivables from third-party prescription sales in the first quarter of fiscal 1995.

         Net cash from investing activities for the first quarter of fiscal 1995 and 1994 used $15.0 million and provided $16.8 million, respectively. Uses of cash were principally for capital expenditures of $15.6 million and $10.0 million for fiscal 1995 and 1994, respectively, for point-of-sale product scanning equipment, additions to the Company's drug stores, and Express Photo units and improvements to existing stores. In addition, in fiscal 1994, additions to property, plant and equipment were for the installation of satellite communication equipment. In the first quarter of fiscal 1994, a source of cash to the Company from investing activities was provided by a partial payment for the sale of the Vision Group operations. Capital improvements for fiscal 1995, including those to be acquired under a deferred payment arrangement and through operating leases, are expected to total approximately $119 million. Funds for the cash capital expenditures are expected to come from cash flow from operating activities and available borrowings, if necessary.

         Financing activities for the first quarter of fiscal 1995 used $13.1 million. Uses of cash were primarily for the reduction of $34.7 million of bank debit balances. Funds were provided by $21.5 million of bank borrowings. Financing activities for the first quarter of fiscal 1994 provided $18.5 million primarily from bank borrowings of $44.3 million to support working capital needs and for the reduction of $24.7 million of bank debit balances.

         On May 12, 1995 the Company redeemed $16.64 million of the 11-1/8% Subordinated Debentures due 2001.

         The Company anticipates that the combination of amortization of intangibles and interest on debt will have a negative impact upon future earnings and, to a lesser degree, cash flow from operating activities. The Company does not believe, however, that the impact of such planned amortization and interest expense upon earnings indicates a present or future impairment of liquidity. Based upon the Company's ability to generate cash flow from operating activities, the available unused portion of the revolving loan facility under the bank credit agreement and other existing sources, the Company believes that it will have the funds necessary to meet the principal and interest payments on its debt as they become due and to operate and expand its businesses.


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

                                Auditors' Report

         The Board of Directors
         Eckerd Corporation:

         We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries as of April 29, 1995 and the related condensed consolidated statements of operations and cash flows for the thirteen weeks ended April 29, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accounts. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our  review,  we are not aware of any  material  modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 28, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for the year then ended (not presented herein); and in our report dated March 20, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 28, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

         KPMG PEAT MARWICK LLP

         June 10, 1995

                          PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders
         The Company's Annual Meeting of Stockholders was held on May 24, 1995. As of that date proxies covering 26,516,483 shares of 32,127,007 shares outstanding were entitled to vote. The following Class II directors were elected to the Company's Board of Directors for a term of three years until the Annual Meeting in 1998.
                                                                   Withheld
         Nominee                          In Favor                 Authority
         -------                          --------                 ---------
         Donald F. Dunn                   26,174,594               341,889
         Alexis P. Michas                 26,116,755               399,728
         Francis A. Newman                26,044,506               471,977

         Albert J. Fitzgibbons, III, Lewis W. Lehr and Stewart Turley are Class III directors and their terms expire on the date of the Annual Meeting in 1996. John W. Boyle, Dr. James T. Doluisio and Rupinder S. Sidhu are Class I directors and their terms expire on the date of the Annual Meeting in 1997.

         The results of voting by stockholders on the adoption of a resolution ratifying the appointment of KPMG Peat Marwick LLP, by the Board of Directors as independent auditors of the Company for the ensuing year was as follows:

         In Favor                         Opposed                  Abstained
         --------                         -------                  ---------
         26,476,370                       10,708                   29,405

         The results of voting by stockholders on the approval of the Company's Key Management Bonus Plan, Executive Three Year Bonus Plan and 1995 Stock Option and Incentive Plan was as follows:

         (1)  Approval of Key Management Bonus Plan:
           In Favor             Opposed            Abstained      Broker No Vote
           --------             -------            ---------      --------------
           24,136,162           506,633            59,949         1,813,739

         (2)  Approval of Executive Three Year Bonus Plan:
           In Favor             Opposed            Abstained      Broker No Vote
           --------             -------            ---------      --------------
           24,116,327           523,189            63,218         1,813,749

         (3)  Approval of 1995 Stock Option and Incentive Plan:
           In Favor             Opposed            Abstained      Broker No Vote
           --------             -------            ---------      --------------
           19,330,556         5,313,747            58,431         1,813,749

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  15.1     Letter re unaudited interim financial information
                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the thirteen weeks ended April 29, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ECKERD CORPORATION
                                                     (Registrant)

         June 12, 1995                            /s/ Samuel G. Wright
                                                  ----------------------
                                                  Samuel G. Wright
                                                  Executive Vice President -
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                                 Exhibit Index

                               Eckerd Corporation
                                   Form 10-Q


    Exhibit No.     Description of Exhibit                                 Page
    -----------     ----------------------                                 ----

    15.1            Letter re unaudited interim financial information

    27              Financial Data Schedule