Form 10-Q
period 1995-07-29
ECKERD CORP
filed 1995-09-12
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Twenty-Six Weeks Ended July 29, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to ___________________


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

         As of August 26, 1995 34,858,382 shares of Common Stock, $.01 par value, were outstanding.



                       ECKERD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              Unaudited      Audited
ASSETS                                                         7/29/95       1/28/95
                                                             -----------   -----------
Current assets:
     Cash and short-term interest bearing deposits          $     9,763          8,898
     Receivables, less allowance for doubtful
          receivables of $3,000                                  83,099         52,487
     Merchandise inventories                                    738,088        771,122
     Prepaid expenses and other current assets                    1,140          2,366
                                                            -----------    -----------
               Total current assets                             832,090        834,873
                                                            -----------    -----------
Property, plant and equipment, at cost                          588,556        542,191
     Less accumulated depreciation                              269,313        249,214
                                                            -----------    -----------
               Net property, plant and equipment                319,243        292,977
                                                            -----------    -----------
Excess of cost over net assets acquired, less
     accumulated amortization                                    29,297         27,667
Favorable lease interests, less accumulated amortization        135,475        153,664
Unamortized debt expense                                          9,190         10,138
Other assets                                                     18,921         23,028
                                                            -----------    -----------
                                                            $ 1,344,216      1,342,347
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Bank debit balances                                    $    17,841         44,373
     Current installments of long-term debt                       1,455          1,452
     Accounts payable                                           252,470        287,551
     Accrued expenses                                           224,800        221,208
                                                            -----------    -----------
               Total current liabilities                        496,566        554,584
                                                            -----------    -----------
Other noncurrent liabilities                                    139,080        124,944
Long-term debt, excluding current installments                  789,103        785,561
Stockholders' deficit:
     Preferred stock of $.01 par value
          Authorized 20,000,000 shares; none issued                  --             --
     Voting common stock of $.01 par value
          Authorized 96,481,272 shares; issued 32,181,247
          and 32,105,774                                            322            321
     Nonvoting common stock of $.01 par value
          Authorized 3,518,728 shares; none issued                   --             --
     Capital in excess of par value                             234,636        234,027
     Retained deficit                                          (315,491)      (357,090)
                                                            -----------    -----------
               Total stockholders' deficit                      (80,533)      (122,742)
                                                            -----------    -----------
                                                            $ 1,344,216      1,342,347
                                                            ===========    ===========

See accompanying notes to condensed consolidated financial statements.


                       ECKERD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                  --------------------------    -------------------------
                                                    7/29/95        7/30/94        7/29/95        7/30/94
                                                  -----------    -----------    -----------   -----------
Sales and other operating revenue                 $ 1,138,724      1,066,890      2,358,318     2,203,085
                                                  -----------    -----------    -----------   -----------
Costs and expenses:
     Cost of sales, including store
          occupancy, warehousing and
          delivery expense                            885,108        820,281      1,824,596     1,686,364
     Operating and administrative expenses            221,832        215,767        442,423       433,613
                                                  -----------    -----------    -----------   -----------
               Earnings before interest expense        31,784         30,842         91,299        83,108
Interest expense:
     Interest expense, net                             19,064         22,789         38,881        45,001
     Amortization of original issue discount
          and deferred debt expenses                      529          1,702          1,068         3,391
                                                  -----------    -----------    -----------   -----------
               Total interest expense                  19,593         24,491         39,949        48,392
                                                  -----------    -----------    -----------   -----------
               Earnings before income taxes
                   and extraordinary items             12,191          6,351         51,350        34,716
Income tax provision                                      115            330          8,730         1,750
                                                  -----------    -----------    -----------   -----------
               Earnings before extraordinary
                   items                               12,076          6,021         42,620        32,966
Extraordinary item-early retirement of debt
      net of tax benefit of $288                       (1,021)            --         (1,021)           --
                                                  -----------    -----------    -----------   -----------

               Net earnings for the period        $    11,055          6,021         41,599        32,966
                                                  ===========    ===========    ===========   ===========

Earnings per common share:
      Earnings before extraordinary item          $       .37            .19           1.30          1.02
      Extraordinary item                                 (.03)            --           (.03)           --
                                                  -----------    -----------    -----------   -----------
               Net earnings per common share      $       .34            .19           1.27          1.02
                                                  ===========    ===========    ===========   ===========



See accompanying notes to condensed consolidated financial statements.



                                       3

                       ECKERD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                                                 Twenty-Six Weeks Ended
                                                                -----------------------
                                                                 7/29/95        7/30/94
                                                                --------       --------
Cash flows from operating activities:
     Net earnings for the period                                $ 41,599      32,966
     Adjustments to reconcile net earnings for the period
            to net cash provided by operating activities:
               Extraordinary charge related to early
                     retirement of debt                            1,310          --
               Depreciation and amortization                      39,561      37,293
               Amortization of original issue discount
                    and deferred debt expenses                     1,068       3,391
               Decrease in receivables, merchandise
                    inventories and prepaid expenses               3,648       2,030
               Decrease in accounts payable and accrued
                    expenses                                     (25,167)    (70,760)
                                                                --------    --------
                         Net cash provided by
                              operating activities                62,019       4,920
                                                                --------    --------
Cash flows from investing activities:
     Additions to property, plant and equipment*                 (40,169)    (21,739)
     Sale of property, plant and equipment                         3,962         923
     Acquisition of certain drug store assets                     (3,400)       (689)
     Net cash proceeds from sale of Vision Group                   5,231      22,753
     Other                                                        (2,976)      2,503
                                                                --------    --------
                        Net cash provided by (used in)
                             investing activities                (37,352)      3,751
                                                                --------    --------
Cash flows from financing activities:
     Decrease in bank debit balances                             (26,532)    (28,258)
     Additions to long-term debt                                     648          36
     Reductions of long-term debt                                   (795)       (954)
     Net additions under current credit agreement                 18,907      19,265
     Redemption of 11.125% subordinated debentures               (16,640)         --
     Other                                                           610      (1,264)
                                                                --------    --------
                        Net cash used in financing activities    (23,802)    (11,175)
                                                                --------    --------
Net increase (decrease) in cash and cash equivalents                 865      (2,504)
Cash and short-term interest bearing deposits
     at beginning of period                                        8,898      12,110
                                                                --------    --------
Cash and short-term interest bearing deposits
     at end of period                                           $  9,763       9,606
                                                                ========    ========

* Total capital expenditures for twenty-six weeks ended July 29, 1995 and July 30, 1994 were $54,194 and $42,005, of which $14,025 and $20,266 were acquired under a deferred payment arrangement.

See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

         Note 2.
         -------
         Substantially  all inventories  are determined on a last-in,  first-out
         (LIFO) cost basis. At July 29, 1995 and January 28, 1995 inventories would have been greater by approximately $82,900 and $76,900, respectively, if inventories were valued on a first-in, first-out
         (FIFO) cost basis. The cost of merchandise sold is calculated primarily on estimated inventory values and inflation rates based on physical inventories taken at all locations at least once during the fiscal year.

         Note 3.
         -------
         The weighted average number of shares outstanding for thirteen weeks and twenty-six weeks ended July 29, 1995 and July 30, 1994 were 32,897 and 32,855 in 1995 and 32,246 and 32,235 in 1994.

         Note 4.
         -------
         Certain amounts have been reclassified in the fiscal 1994 condensed consolidated statements of operations and statements of cash flows to conform to the fiscal 1995 condensed consolidated financial statement presentation.

         Note 5.
         -------
         On August 2, 1995 the Company completed the public offering of 6,175,500 shares of Company common stock par value $.01 per share for $32.25 per share. Of the shares offered, 2,675,000 shares were sold by the Company and 3,500,500 shares were sold by certain stockholders of the Company. The net proceeds to the Company after the underwriting discount of $1.27 per share and other expenses related to the public offering was approximately $82 million. At July 29, 1995 after adding the $82 million to the Company's stockholders' deficit of $80.5 million, the Company would have stockholders' equity of approximately $1.5 million.


                       ECKERD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 6.                ECKERD CORPORATION AND SUBSIDIARIES
-------          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Thirteen Weeks Ended                       Twenty-Six Weeks Ended
                                     -----------------------------------------    --------------------------------------
                                     July 29, 1995          July 30, 1994         July 29, 1995       July 30, 1994
                                     -------------  --------------------------    ------------- ------------------------

                                        Actual       Actual(A)      Adjusted(B)     Actual       Actual(A)    Adjusted(B)
                                     -----------    -----------    -----------   -----------   -----------   -----------
Sales and other operating revenue    $ 1,138,724      1,066,890      1,038,735     2,358,318     2,203,085     2,147,374
Cost of sales                            885,108        820,281        801,615     1,824,596     1,686,364     1,649,059
Operating and administrative
    expenses                             213,939        208,016        199,929       426,751       417,835       402,393
Amortization of intangibles                7,893          7,751          7,666        15,672        15,778        15,612
                                     -----------    -----------    -----------   -----------   -----------   -----------
Operating profit                          31,784         30,842         29,525        91,299        83,108        80,310
Interest expense                          19,593         24,491         22,355        39,949        48,392        44,125
                                     -----------    -----------    -----------   -----------   -----------   -----------
Earnings before income taxes
    and extraordinary item                12,191          6,351          7,170        51,350        34,716        36,185
Income taxes                                 115            330            359         8,730         1,750         1,810
                                     -----------    -----------    -----------   -----------   -----------   -----------

Earnings before extraordinary item        12,076          6,021          6,811        42,620        32,966        34,375
Extraordinary item                        (1,021)            --             --        (1,021)           --            --
                                     -----------    -----------    -----------   -----------   -----------   -----------
Net earnings                         $    11,055          6,021          6,811        41,599        32,966        34,375
                                     ===========    ===========    ===========   ===========   ===========   ===========

Earnings per common share before     $       .37            .19            .21          1.30          1.02          1.07
     extraordinary item

Net earnings per common  share       $       .34            .19            .21          1.27          1.02          1.07

Weighted average number of shares
      outstanding                         32,897         32,246         32,246        32,855        32,235        32,235

Earnings before interest, income
    taxes, extraordinary item,
    depreciation and amortization    $    51,808         49,795         48,034       130,860       120,339       116,680
    (EBITDA)



(A) Certain amounts have been reclassified to conform to the 1995 actual financial statement presentation.

(B)   The  adjusted  financial  data  is  based  on  the  historical   financial
      statements of the Company,  adjusted to give effect to the Company's  sale of the Insta-Care  Pharmacy  Services  operations which was sold effective
      November  15, 1994,  and the use of the net proceeds  therefrom as if such transaction had occurred as of the beginning of the twenty-six week period ended July 30, 1994.



                       ECKERD CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Results of Operations

         The Company sold its Insta-Care Pharmacy Services ("Insta-Care") operations effective November 15, 1994. The following results of operations discussion will compare the second quarter and twenty-six weeks of fiscal 1995 to the adjusted second quarter and twenty-six weeks of fiscal 1994 (thirteen and twenty-six weeks ended July 29, 1995 and July 30, 1994) which gives effect to the Company's sale of the Insta-Care operations. See "footnote 6 of Notes to Condensed Consolidated Financial Statements."

         The Company's sales and other operating revenue for the second quarter and twenty-six weeks of fiscal 1995 were $1,138.7 million and $2,358.3 million, a 9.6% and 9.8% increase over the second quarter and twenty-six weeks of fiscal 1994. Sales benefited from significant increases in prescription sales in the second quarter and twenty-six weeks as well as by increases in front end sales from strong Valentine and Easter selling seasons in the first quarter, and from a change in the promotional calendar in the fiscal 1995 second quarter. Prescription sales for the second quarter and twenty-six weeks of fiscal 1995 were $609.2 million and $1,256.9 million, a 14.5% and 15.8% increase over the second quarter and twenty-six weeks of fiscal 1994. In addition, front end sales increased to $527.1 million and $1,096.8 million, a 4.6% and 3.8% increase over the second quarter and twenty-six weeks of fiscal 1994. Front end sales in the second quarter and twenty-six weeks of fiscal 1995 were positively affected primarily by increased sales of non-prescription items in the health, greeting card, convenience food and photofinishing categories. Comparable drug store sales (stores open for one year or more, excluding relocated stores open less than one year) increased 9.0% and 8.8% for the second quarter and twenty-six weeks of fiscal 1995, compared to a 8.6% and 8.0% increase for the second quarter and twenty-six weeks of fiscal 1994.

         Prescription   sales  as  a   percentage   of  drug  store   sales  was
         approximately 53.6% and 53.4% for the second quarter and twenty-six weeks of fiscal 1995 as compared with approximately 51.3% and 50.6% for the second quarter and twenty-six weeks of fiscal 1994. The growth in prescription sales for the second quarter and twenty-six weeks were primarily the result of increased third-party prescription sales and the Company's competitive cash pricing strategy. These strong sales were aided by a more severe cough, cold and flu season in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994.

         Third-party prescription sales increased to approximately 69.9% and 69.4% of the Company's prescription sales for the second quarter and twenty-six weeks of fiscal 1995 from approximately 63.7% and 63.2% in fiscal 1994. The Company expects prescription sales to third-party payors, in terms of both dollar volume and as a percentage of total prescription sales, to continue to increase in fiscal 1995 and for the foreseeable future. Third-party payors typically negotiate lower prescription prices than those on non third-party prescriptions,
         resulting  in  decreasing   gross  profit   margins  on  the  Company's
         prescription sales. However, contracts with third-party payors generally increase the volume of prescription sales and gross profit dollars.

         Cost  of  sales  and  related  expenses  for  the  second  quarter  and twenty-six weeks of fiscal 1995 were $885.1 million and $1,824.6 million, a 10.4% and 10.6% increase over the second quarter and twenty-six weeks of fiscal 1994. As a percentage of sales, cost of sales and related expenses were 77.7% and 77.3% compared to 77.2% and 76.8% for the second quarter and twenty-six weeks of fiscal 1995 and 1994, respectively. The increase in cost of sales and related expenses as a percentage of sales resulted primarily from the continued increase in third-party prescription sales with typically lower gross profit margins than non third-party prescription sales. The LIFO charge was $3.1 million and $6.0 million compared to $2.3 million and $4.8 million for the second quarter and twenty-six weeks of fiscal 1995 and 1994, respectively.

         Operating and administrative expense for the second quarter and twenty-six weeks of fiscal 1995 were $221.8 million and $442.4 million, a 6.9% and 5.8% increase over the second quarter and twenty-six weeks of fiscal 1994. As a percentage of sales, operating and administrative expenses decreased to 19.5% and 18.8% for the second quarter and twenty-six weeks of fiscal 1995 from 20.0% and 19.5% for the second quarter and twenty-six weeks of fiscal 1994. The decrease in operating and administrative expenses as a percentage of sales resulted primarily from operating efficiencies related to higher sales, and cost controls which helped produce lower costs as a percentage of sales in such expense categories as payroll and insurance. Non-cash tax deductible amortization of intangibles included in operating and administrative expenses for the second quarter and twenty-six weeks of fiscal 1995 and 1994 was $7.9 million and $15.7 million, compared to $7.7 million and $15.6 million, respectively, an increase of 3.0% and 0.4%, respectively.

         Earnings before interest expense, income taxes and extraordinary item were $31.8 million and $91.3 million for the second quarter and twenty-six weeks of fiscal 1995, a 7.7% and 13.7% increase over the second quarter and twenty-six weeks of fiscal 1994. The increase in earnings before interest expense, income taxes and extraordinary item was due primarily to the increase in gross profit dollars as a result of higher sales and other operating revenue, and the decrease in operating and administrative expenses as a percentage of sales in the second quarter and twenty-six weeks of fiscal 1995 compared to the second quarter and twenty-six weeks of fiscal 1994.

         Total interest expense was $19.6 million and $39.9 million for the second quarter and twenty-six weeks of fiscal 1995, a decrease of 12.4% and 9.5% from the second quarter and twenty-six weeks of fiscal 1994. The decrease was due primarily to lower average borrowings in the second quarter and twenty-six weeks of fiscal 1995 compared to the second quarter and twenty-six weeks of fiscal 1994. The average interest rate on borrowings in the second quarter and twenty-six weeks of fiscal 1995 and 1994 were substantially the same.

         Income taxes for the twenty-six weeks of fiscal 1995 and 1994 were $8.7 million and $1.8 million, respectively. The effective income tax rate of 17% for twenty-six weeks of fiscal 1995 was higher than the twenty-six weeks of fiscal 1994 (5%). During the second quarter of fiscal 1995, income taxes for twenty-six weeks were adjusted to reflect the estimated 17% annual income tax rate. Income taxes include alternative minimum and state income taxes for the Company, and reflect the utilization of net operating loss carryforwards.

         As a result of primarily the foregoing factors, the Company had net earnings before extraordinary item for the second quarter and twenty-six weeks of fiscal 1995 of $12.1 million and $42.6 million, compared to $6.8 million and $34.4 million for the second quarter and twenty-six weeks of fiscal 1994, an increase of $5.3 million and $8.2 million or 77.3% and 24.0%, respectively.

         At July 29, 1995 the Company operated 1,666 Eckerd Drug stores and 503 Eckerd Express Photo labs.


         Financial Condition and Liquidity

         With respect to the balance sheet at July 29, 1995 compared to the balance sheet at January 28, 1995, merchandise inventories decreased $33.0 million (net of the LIFO charge of $6.0 million) to $738.1 million, accounts receivable increased $30.6 million to $83.1 million and property, plant and equipment increased $46.4 million to $588.6 million. The inventory decrease is a result of strong first and second quarter sales.

         The receivables increase is attributable primarily to the increase in receivables from third-party prescription sales and the timing of cash collections on such receivables. Additions to property, plant and equipment of $54.2 million were primarily due to the installation of point-of-sale product scanning equipment along with other improvements to existing stores and facilities, relocation of stores and the addition of new stores.

         At July 29, 1995, the Company had $474.3 million in borrowings outstanding under the credit agreement ($415.3 million under the term loan facility, $51.0 million under the revolving loan facility and $8.0 million of banker's acceptances) and the Company had unused and available borrowing commitments under the revolving loan facility of $198.7 million which is net of $92.3 million of letters of credit. The term loan facility of $415.3 million amortizes in unequal quarterly payments and matures in full in July 2000. The revolving loan facility of $350.0 million matures in full at the end of July 2000. At July 29, 1995 the Company had excess availability under the revolving loan commitment and accordingly did not treat the required amortization repayments as current.

         On July 29, 1995 the Company had working capital of $335.5 million and a current ratio of 1.7 to 1 compared to $280.3 million and 1.5 to 1 at January 28, 1995. Cash flow provided by operating activities increased $57.1 million to $62.0 million for twenty-six weeks of fiscal 1995 compared to $4.9 million for twenty-six weeks of fiscal 1994. This increase was due to higher earnings for the twenty-six weeks of fiscal 1995 compared to fiscal 1994 but was primarily due to the higher than normal cash payments to merchandise vendors in the first quarter of fiscal 1994, resulting in the reduction of accounts payable from an abnormally high balance at January 29, 1994 primarily from the timing of vendor payment due dates. This increase was offset partially by an increase in receivables from third-party prescription sales in fiscal 1995.

         Investing activities for the twenty-six weeks of fiscal 1995 and 1994 used $37.4 million of cash and provided $3.8 million of cash, respectively. Uses of cash were principally for capital expenditures of $40.2 million and $21.7 million for fiscal 1995 and 1994, respectively, for point-of-sale product scanning equipment along with other imrprovements to existing stores and facilities, relocation of stores and the addition of new stores. In addition, in fiscal 1994, additions to property, plant and equipment included the installation of satellite communication equipment. In the first half of fiscal 1994, a source of cash to the Company from investing activities was provided by a partial payment for the sale of the Vision Group operations. Capital improvements for fiscal 1995, including those to be acquired under a deferred payment arrangement and through operating leases, which total $54.2 million for twenty-six weeks, are expected to total approximately $119 million on an annual basis. Funds for the cash capital expenditures are expected to come from cash flow from operating activities and available borrowings, if necessary.

         Financing activities for the twenty-six weeks of fiscal 1995 used $23.8 million. Uses of cash were primarily for the reduction of $26.5 million of bank debit balances. Funds provided by $18.9 million of bank borrowings were mostly used to redeem $16.6 million of the 11-1/8% Subordinated Debentures due 2001 ("11-1/8% Debentures") on May 12, 1995. Financing activities for the twenty-six weeks of fiscal 1994 used $11.2 million primarily for the reduction of $28.3 million of bank debit balances. Funds were provided by $19.3 million of bank borrowings.

         On August 2, 1995 the Company completed the public offering of 6,175,500 shares of Company common stock for $32.25 per share. Of the shares offered, 2,675,000 shares were sold by the Company and 3,500,500 shares were sold by certain stockholders of the Company. The net proceeds to the Company after the underwriting discount of $1.27 per share and other expenses related to the public offering was approximately $82 million.

         On September 5, 1995 the Company redeemed the remaining $78.9 million of the 11-1/8% Debentures.

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

                     REVIEW BY INDEPENDENT CERTIFIED PUBLIC
                                   ACCOUNTANTS
         The Company's independent public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Accountants' Report is presented on page 12 of this report.

                               Accountants' Report
                               -------------------

         The Board of Directors
         Eckerd Corporation:

         We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries as of July 29, 1995 and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty-six weeks ended July 29, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our  review,  we are not aware of any  material  modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 28, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for the year then ended (not presented herein); and in our report dated March 20, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 28, 1995 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                     KPMG PEAT MARWICK LLP

         September 7, 1995

         Item 6.  Exhibits and Reports on Form 8-K
         -----------------------------------------

         (a)      Exhibits

                  10.1     1995  Stock  Option  and  Incentive  Plan  of  Eckerd
                           Corporation  (incorporated  by  reference  to Exhibit
                           99.1 to the Registration Statement on Form S-8 of the
                           Company (No. 33-60175))
                  15.1     Letter re unaudited interim financial information
                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the thirteen weeks ended July 29, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ECKERD CORPORATION
                                                      (Registrant)

         September 11, 1995                       /s/ Samuel G. Wright
                                                  ----------------------
                                                  Samuel G. Wright
                                                  Executive Vice President -
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------

                               Eckerd Corporation
                                    Form 10-Q


    Exhibit No.   Description of Exhibit                               Page
    -----------   ----------------------                               ----

    10.1          1995 Stock Option and Incentive Plan of Eckerd         *
                  Corporation
    15.1          Letter re unaudited interim financial information

    27            Financial Data Schedule















    ------------------------
    *Previously filed by incorporation by reference.