Form 10-Q
period 1995-10-28
ECKERD CORP
filed 1995-12-12
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Thirty-Nine Weeks Ended October 28, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF1934
      For the transition period from _______________ to ___________________


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

   As of November 25, 1995, 34,955,158 shares of Common Stock, $.01 par value, were outstanding.


                       ECKERD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              Unaudited        Audited
ASSETS                                                         10/28/95        1/28/95
Current assets:
     Cash and short-term interest bearing deposits          $     9,373          8,898
     Receivables, less allowance for doubtful
          receivables of $3,000                                  67,049         52,487
     Merchandise inventories                                    883,862        771,122
     Prepaid expenses and other current assets                    3,598          2,366
                                                            -----------    -----------
               Total current assets                             963,882        834,873
                                                            -----------    -----------
Property, plant and equipment, at cost                          614,849        542,191
     Less accumulated depreciation                              277,365        249,214
                                                            -----------    -----------
               Net property, plant and equipment                337,484        292,977
                                                            -----------    -----------
Excess of cost over net assets acquired, less
     accumulated amortization                                    62,756         27,667
Favorable lease interests, less accumulated amortization        139,063        153,664
Unamortized debt expense                                          8,109         10,138
Other assets                                                     27,530         23,028
                                                            -----------    -----------
                                                            $ 1,538,824      1,342,347
                                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Bank debit balances                                    $    19,169         44,373
     Current installments of long-term debt                       1,456          1,452
     Accounts payable                                           332,848        287,551
     Accrued expenses                                           226,643        221,208
                                                            -----------    -----------
               Total current liabilities                        580,116        554,584
                                                            -----------    -----------
Other noncurrent liabilities                                    141,340        124,944
Long-term debt, excluding current installments                  813,834        785,561
Stockholders' equity (deficit):
     Preferred stock of $.01 par value
          Authorized 20,000,000 shares; none issued                --             --
     Voting common stock of $.01 par value
          Authorized 96,481,272 shares; issued 34,950,857
          and 32,105,774                                            349            321
     Nonvoting common stock of $.01 par value
          Authorized 3,518,728 shares; none issued                 --             --
     Capital in excess of par value                             318,086        234,027
     Retained deficit                                          (314,901)      (357,090)
                                                            -----------    -----------
               Total stockholders'equity (deficit)                3,534       (122,742)
                                                            -----------    -----------
                                                            $ 1,538,824      1,342,347
                                                            ===========    ===========
See accompanying notes to condensed consolidated financial statements.



                                          ECKERD CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)
                                        (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                                    --------------------------    --------------------------
                                                                      10/28/95       10/29/94       10/28/95       10/29/94
                                                                    -----------    -----------    -----------    -----------
Sales and other operating revenue                                   $ 1,164,907      1,071,036      3,523,225      3,274,121
                                                                    -----------    -----------    -----------    -----------
Costs and expenses:
     Cost of sales, including store
          occupancy, warehousing and
          delivery expense                                              915,137        831,513      2,739,733      2,517,877
     Operating and administrative expenses                              224,301        215,476        666,724        649,089
                                                                    -----------    -----------    -----------    -----------
               Earnings before interest expense                          25,469         24,047        116,768        107,155
Interest expense:
     Interest expense, net                                               18,266         21,514         57,147         66,515
     Amortization of original issue discount
          and deferred debt expenses                                        454          1,896          1,522          5,287
                                                                    -----------    -----------    -----------    -----------
               Total interest expense                                    18,720         23,410         58,669         71,802
                                                                    -----------    -----------    -----------    -----------
               Earnings before income taxes
                   and extraordinary items                                6,749            637         58,099         35,353
Income tax provision                                                      1,147             32          9,877          1,782
                                                                    -----------    -----------    -----------    -----------
               Earnings before extraordinary
                   items                                                  5,602            605         48,222         33,571
Extraordinary item-early retirement of debt
      net of tax benefit of $947, $1,401,
      $1,236 and $1,401                                                  (5,012)       (26,620)        (6,033)       (26,620)
                                                                    -----------    -----------    -----------    -----------

               Net earnings for the period                          $       590        (26,015)        42,189          6,951
                                                                    ===========    ===========    ===========    ===========

Earnings per common share:
      Earnings before extraordinary item                            $       .16            .02           1.43           1.04
      Extraordinary item                                                   (.14)          (.82)          (.18)          (.82)
                                                                    -----------    -----------    -----------    -----------

                Net earnings per common share                       $       .02           (.80)          1.25            .22
                                                                    ===========    ===========    ===========    ===========




See accompanying notes to condensed consolidated financial statements.



                       ECKERD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                                                                   Thirty-Nine Weeks Ended
                                                                                   ----------------------
                                                                                    10/28/95     10/29/94
Cash flows from operating activities:                                               ---------    ---------
     Net earnings for the period                                                   $  42,189        6,951
     Adjustments to reconcile  net earnings for the period to net cash  provided by operating activities:
               Extraordinary charge related to early
                     retirement of debt                                                7,269       28,021
               Depreciation and amortization                                          61,460       57,331
               Amortization of original issue discount
                    and deferred debt expenses                                         1,522        5,287
               Increase in receivables, merchandise
                    inventories and prepaid expenses                                (111,044)     (76,737)
               Increase (decrease) in accounts payable and
                    accrued expenses                                                  51,900       (1,880)
                                                                                   ---------    ---------
                       Net cash provided by operating activities                      53,296       18,973
                                                                                   ---------    ---------
Cash flows from investing activities:
     Additions to property, plant and equipment*                                     (69,301)     (36,883)
     Sale of property, plant and equipment                                             4,482        1,484
     Acquisition of certain drug store assets                                        (69,628)      (4,446)
     Net cash proceeds from sale of Vision Group                                       5,231       22,624
     Other                                                                            (4,224)       2,633
                                                                                   ---------    ---------
                        Net cash used in investing activities                       (133,440)     (14,588)
                                                                                   ---------    ---------
Cash flows from financing activities:
     Decrease in bank debit balances                                                 (25,204)     (24,794)
     Additions to long-term debt                                                         667          842
     Reductions of long-term debt                                                     (1,292)      (1,554)
     Net additions under current credit agreement                                    117,860       25,811
     Common stock sold in a public offering, net of
          expenses of sale                                                            82,322         --
     Redemption of 11.125% subordinated debentures                                   (95,500)        --
     Other                                                                             1,766       (4,420)
                                                                                   ---------    ---------
                        Net cash provided by (used in) financing
                            activities                                                80,619       (4,115)
                                                                                   ---------    ---------
Net increase in cash and cash equivalents                                                475          270
Cash and short-term interest bearing deposits
     at beginning of period                                                            8,898       12,110
                                                                                   ---------    ---------
Cash and short-term interest bearing deposits
     at end of period                                                              $   9,373       12,380
                                                                                   =========    =========


* Total capital expenditures for thirty-nine weeks ended October 28, 1995 and October 29, 1994 were $85,883 and $68,356, of which $16,582 and $31,473 were acquired under a deferred payment arrangement.
See accompanying notes to condensed consolidated financial statements.

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

         Note 2.
         -------
         Substantially  all inventories  are determined on a last-in,  first-out
         (LIFO) cost basis. At October 28, 1995 and January 28, 1995 inventories would have been greater by approximately $86,700 and $76,900, respectively, if inventories were valued on a first-in, first-out
         (FIFO) cost basis. The cost of merchandise sold is calculated primarily on estimated inventory values and inflation rates based on physical inventories taken at all locations at least once during the fiscal year.

         Note 3.
         -------
         The weighted average number of shares outstanding for thirteen weeks and thirty-nine weeks ended October 28, 1995 and October 29, 1994 were 35,621 and 33,777 in 1995 and 32,422 and 32,297 in 1994.

         Note 4.
         -------
         Certain amounts have been reclassified in the fiscal 1994 condensed consolidated statements of operations and statements of cash flows to conform to the fiscal 1995 condensed consolidated financial statement presentation.

         Note 5.
         -------
         On August 2, 1995 the Company completed the public offering of 6,175,500 shares of Company common stock, par value $.01 per share, for $32.25 per share. Of the shares offered, 2,675,000 shares were sold by the Company and 3,500,500 shares were sold by certain stockholders of the Company. The net proceeds to the Company after the underwriting discount of $1.27 per share and other expenses related to the public offering was approximately $82,322.


                       ECKERD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 6.                ECKERD CORPORATION AND SUBSIDIARIES
-------          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                               -----------------------------------------  -------------------------------------
                                               October 28, 1995        October 29, 1994   October 29, 1994   October 28, 1995
                                               ----------------        ----------------   ----------------  -------------------

                                                       Actual      Actual(A)    Adjusted(B)   Actual      Actual(A)   Adjusted(B)
                                                    -----------   ----------   ----------   ----------   ----------   ----------
Sales and other operating revenue                   $ 1,164,907    1,071,036    1,042,707    3,523,225    3,274,121    3,190,081
Cost of sales                                           915,137      831,513      812,853    2,739,733    2,517,877    2,461,912
Operating and administrative
    expenses                                            215,229      206,995      198,960      641,980      624,830      601,353
Amortization of intangibles                               9,072        8,481        8,395       24,744       24,259       24,007
                                                    -----------   ----------   ----------   ----------   ----------   ----------
Operating profit                                         25,469       24,047       22,499      116,768      107,155      102,809
Interest expense                                         18,720       23,410       21,273       58,669       71,802       65,398
                                                    -----------   ----------   ----------   ----------   ----------   ----------
Earnings before income taxes
    and extraordinary item                                6,749          637        1,226       58,099       35,353       37,411
Income taxes                                              1,147           32          106        9,877        1,782        1,916
                                                    -----------   ----------   ----------   ----------   ----------   ----------
Earnings before extraordinary item                        5,602          605        1,120       48,222       33,571       35,495
Extraordinary item                                       (5,012)     (26,620)     (26,620)      (6,033)     (26,620)     (26,620)
                                                    -----------   ----------   ----------   ----------   ----------   ----------

Net earnings (loss)                                 $       590      (26,015)     (25,500)      42,189        6,951        8,875
                                                    ===========   ==========   ==========   ==========   ==========   ==========


Earnings per common share before
     extraordinary item                             $       .16          .02          .03         1.43         1.04         1.10

Net earnings (loss) per common
    share                                           $       .02         (.80)        (.79)        1.25          .22          .27

Weighted average number of shares
      outstanding                                        35,621       32,422       32,422       33,777       32,297       32,297

Earnings before interest, income
     taxes, extraordinary item,
    depreciation and amortization                   $    47,368       44,085       42,046      178,228      164,486      158,788
    (EBITDA)


(A) Certain amounts have been reclassified to conform to the 1995 actual financial statement presentation.

(B) The adjusted financial data is based on the historical financial statements of the Company (after the reclassification in (A) above), adjusted to give effect to the Company's sale of the Insta-Care Pharmacy Services operations which was sold effective November 15, 1994, and the use of the net proceeds therefrom as if such transaction had occurred as of the beginning of the thirty-nine week period ended October 29, 1994.

                       ECKERD CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Results of Operations

         The Company sold its Insta-Care Pharmacy Services, Inc. ("Insta-Care") operations effective November 15, 1994. The following results of operations discussion will compare the third quarter and thirty-nine weeks of fiscal 1995 to the adjusted third quarter and thirty-nine weeks of fiscal 1994 (thirteen and thirty-nine weeks ended October 28, 1995 and October 29, 1994) which gives effect to the Company's sale of the Insta-Care operations and reflects the reclassification of certain amounts to conform to the 1995 financial statement presentation. See
         Note 6 of Notes to Condensed Consolidated Financial Statements.

         The Company's sales and other operating revenue for the third quarter and thirty-nine weeks of fiscal 1995 were $1,164.9 million and $3,523.2 million, an 11.7% and 10.4% increase over the third quarter and thirty-nine weeks of fiscal 1994, respectively. Sales benefited from significant increases in prescription sales in the third quarter and thirty-nine weeks as well as from increases in front end sales and from the acquisition of certain Florida drug stores from Rite Aid (the "Florida Rite Aid Acquisition") at the beginning of the third quarter. Prescription sales for the third quarter and thirty-nine weeks of fiscal 1995 were $652.6 million and $1,909.5 million, an 18.5% and 16.7% increase over the third quarter and thirty-nine weeks of fiscal 1994, respectively. In addition, front end sales increased to $510.2 million and $1,607.0 million, a 4.2% and 3.9% increase over the third quarter and thirty-nine weeks of fiscal 1994, respectively. Front end sales in the third quarter and thirty-nine weeks of fiscal 1995 were positively affected primarily by increased sales of non-prescription items in the health, greeting card, convenience food and photofinishing categories. Comparable drug store sales (stores open for one year or more, excluding relocated stores open less than one year) increased 10.2% and 9.2% for the third quarter and thirty-nine weeks of fiscal 1995, compared to a 9.4% and 8.4% increase for the third quarter and thirty-nine weeks of fiscal 1994.

         Prescription   sales  as  a   percentage   of  drug  store  sales  were
         approximately 56.1% and 54.3% for the third quarter and thirty-nine weeks of fiscal 1995 as compared with approximately 52.9% and 51.4% for the third quarter and thirty-nine weeks of fiscal 1994, respectively. The growth in prescription sales for the third quarter and thirty-nine weeks of fiscal 1995 was primarily the result of increased third-party prescription sales, the Company's competitive cash pricing strategy and the Florida Rite Aid Acquisition.

         These  strong  sales were aided by a more  severe  cough,  cold and flu season in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. Third-party prescription sales increased to approximately 71.1% and 70.0% of the Company's prescription sales for the third quarter and thirty-nine weeks of fiscal 1995 from approximately 65.2% and 63.9% in fiscal 1994. The Company expects prescription sales to third-party payors, in terms of both dollar volume and as a percentage of total prescription sales, to continue to increase in fiscal 1995 and for the foreseeable future. Third-party payors typically negotiate lower prescription prices than those on non third-party prescriptions, resulting in decreasing gross profit margins on the Company's prescription sales. However, contracts with third-party payors generally increase the volume of prescription sales and gross profit dollars.

         Cost of sales and related expenses for the third quarter and thirty-nine weeks of fiscal 1995 were $915.1 million and $2,739.7 million, a 12.6% and 11.3% increase over the third quarter and thirty-nine weeks of fiscal 1994, respectively. As a percentage of sales, cost of sales and related expenses were 78.6% and 77.8% compared to 78.0% and 77.2% for the third quarter and thirty-nine weeks of fiscal 1995 and 1994, respectively. The increase in cost of sales and related expenses as a percentage of sales resulted primarily from the continued increase in third-party prescription sales with typically lower gross profit margins than non third-party prescription sales. The LIFO charge was $3.8 million and $9.8 million compared to $2.6 million and $7.4 million for the third quarter and thirty-nine weeks of fiscal 1995 and 1994, respectively.

         Operating and administrative expenses for the third quarter and thirty-nine weeks of fiscal 1995 were $224.3 million and $666.7 million, an 8.2% and 6.6% increase over the third quarter and thirty-nine weeks of fiscal 1994, respectively. As a percentage of sales, operating and administrative expenses decreased to 19.3% and 18.9% for the third quarter and thirty-nine weeks of fiscal 1995 from 19.9% and 19.6% for the third quarter and thirty-nine weeks of fiscal 1994, respectively. The decrease in operating and administrative expenses as a percentage of sales resulted primarily from operating efficiencies related to higher sales (including the benefits from the near completion of the underperforming store closings program), and cost controls which helped produce lower costs as a percentage of sales in such expense categories as payroll and insurance. Non-cash tax deductible amortization of intangibles included in operating and administrative expenses for the third quarter and thirty-nine weeks of fiscal 1995 and 1994 was $9.1 million and $24.7 million, compared to $8.4 million and $24.0 million, respectively, an increase of 8.1% and 3.1%, respectively.

         Earnings before interest expense, income taxes and extraordinary item were $25.5 million and $116.8 million for the third quarter and thirty-nine weeks of fiscal 1995, a 13.2% and 13.6% increase over the third quarter and thirty-nine weeks of fiscal 1994, respectively. The increase in earnings before interest expense, income taxes and extraordinary item was due primarily to the increase in gross profit dollars as a result of higher sales and other operating revenue, and the decrease in operating and administrative expenses as a percentage of sales in the third quarter and thirty-nine weeks of fiscal 1995 compared to the third quarter and thirty-nine weeks of fiscal 1994.

         Total interest expense was $18.7 million and $58.7 million for the third quarter and thirty-nine weeks of fiscal 1995, a decrease of 12.0% and 10.3% from the third quarter and thirty-nine weeks of fiscal 1994, respectively. The decrease was due primarily to lower average borrowings in the third quarter and thirty-nine weeks of fiscal 1995 compared to the third quarter and thirty-nine weeks of fiscal 1994. The average interest rate on borrowings in the third quarter and thirty-nine weeks of fiscal 1995 and 1994 was substantially the same.

         Income taxes for the thirty-nine weeks of fiscal 1995 and 1994 were $9.9 million and $1.9 million, respectively. The effective income tax rate of 17% for the third quarter and thirty-nine weeks of fiscal 1995 was higher than the third quarter and thirty-nine weeks of fiscal 1994 (5%). Income taxes include alternative minimum and state income taxes for the Company, and reflect the utilization of net operating loss carryforwards.

         As a result of the foregoing factors, the Company had net earnings before extraordinary item for the third quarter and thirty-nine weeks of fiscal 1995 of $5.6 million and $48.2 million, compared to $1.1 million and $35.5 million for the third quarter and thirty-nine weeks of fiscal 1994, an increase of $4.5 million and $12.7 million or 400.2% and 35.9%, respectively.

         At October 28, 1995 the Company operated 1,704 Eckerd Drug stores and 510 Eckerd Express Photo labs.


         Financial Condition and Liquidity

         With respect to the balance sheet at October 28, 1995 compared to the balance sheet at January 28, 1995, merchandise inventories increased $112.7 million (net of the LIFO charge of $9.8 million) to $883.9 million, accounts receivable increased $14.6 million to $67.0 million and property, plant and equipment increased $72.7 million to $614.8 million. The inventory increase is a result of higher inventory to support strong sales in the first three quarters of fiscal 1995, but is primarily from the customary Christmas seasonal inventory buildup. The receivables increase is attributable primarily to the increase in receivables from third-party prescription sales and the timing of cash collections on such receivables. Additions to property, plant and equipment of $85.9 million were primarily due to the installation of point-of-sale product scanning equipment along with other improvements to existing stores and facilities, relocation of stores and the addition of new and acquired stores.

         At October 28, 1995, the Company had $573.2 million in borrowings outstanding under its bank credit agreement ($405.7 million under the term loan facility and $167.5 million under the revolving loan facility) and the Company had unused and available borrowing commitments under the revolving loan facility of $94.5 million which is net of $88.0 million of letters of credit. On November 29, 1995, the Company completed an amendment to the credit agreement. Pursuant to the amended credit agreement, the principal amount of the term and revolving loan borrowings available is $750.0 million. The term loan facility of $405.7 million was decreased to $250.0 million and the revolving loan facility of $350.0 million was increased to $500.0 million. Certain of the financial and restrictive covenants were revised, and the calculation of the interest rate was adjusted. As a result of such adjustment, the Company's interest rate in the last two months of the fourth quarter of fiscal 1995 will be LIBOR plus .625 percent, compared to LIBOR plus 1.250 percent prior to the amendment to the credit agreement. The term loan facility of $250.0 million amortizes in quarterly payments of $10.0 million at the end of each of the first three quarters and $20.0 million at the end of the fourth quarter of each fiscal year for a total amortization of $50.0 million annually, and matures in full in November 2000. The revolving loan facility of $500.0 million matures in full in November 2000. At October 28, 1995 the Company had excess availability under the revolving loan commitment and accordingly did not treat the required amortization repayments as current.

         On October 28, 1995 the Company had working capital of $383.8 million and a current ratio of 1.7 to 1 compared to $280.3 million and 1.5 to 1 at January 28, 1995. Cash flow provided by operating activities increased $34.3 million to $53.3 million for thirty-nine weeks of fiscal 1995 compared to $19.0 million for thirty-nine weeks of fiscal 1994. This increase was due to higher earnings for the thirty-nine weeks of fiscal 1995 compared to fiscal 1994. In addition, the increase was due to the impact of the higher than normal cash payments to merchandise vendors in the first quarter of fiscal 1994, resulting in the reduction of accounts payable from an abnormally high balance at

         January 29, 1994 primarily from the timing of vendor payment due dates. This increase was offset partially by an increase in inventory and receivables from third-party prescription sales in fiscal 1995.

         Investing activities for the thirty-nine weeks of fiscal 1995 and 1994 used $133.4 million and $14.6 million of cash, respectively. Uses of cash were principally for capital expenditures of $69.3 million and $36.9 million for fiscal 1995 and 1994, respectively, for point-of-sale product scanning equipment along with other improvements to existing stores and facilities, relocation of stores and the addition of new stores. In addition, in fiscal 1995, $69.6 million of cash was used for the acquisition of drug store assets including the Florida Rite Aid Acquisition. Also, in fiscal 1994, additions to property, plant and equipment included the installation of satellite communication equipment, and a source of cash to the Company from investing activities was provided by a partial payment for the sale of the Vision Group operations. Capital improvements for fiscal 1995, including those to be acquired under a deferred payment arrangement and through operating leases, which total $85.9 million for thirty-nine weeks, are expected to total approximately $119.0 million on an annual basis. Funds for the cash capital expenditures are expected to come from cash flow from operating activities and available borrowings, if necessary.

         Financing activities for the thirty-nine weeks of fiscal 1995 provided $80.6 million. A source of cash to the Company came from the August 2, 1995 public offering (discussed below) which provided $82.3 million. Funds were also provided by $117.9 million of bank borrowings which were primarily used to redeem an aggregate of $95.5 million of the 11-1/8% Subordinated Debentures due 2001 ("11-1/8% Debentures"), of which $16.6 million was redeemed on May 12, 1995 and $78.9 million was redeemed on September 5, 1995 (discussed below), and for the reduction of $25.2 million of bank debit balances. Financing activities for the thirty-nine weeks of fiscal 1994 used $4.1 million primarily for the reduction of $24.8 million of bank debit balances, of which funds were provided for by $25.8 million of bank borrowings.

         On August 2, 1995 the Company completed the public offering of 6,175,500 shares of Company common stock for $32.25 per share. Of the shares offered, 2,675,000 shares were sold by the Company and 3,500,500 shares were sold by certain stockholders of the Company. The net proceeds to the Company after the underwriting discount of $1.27 per share and other expenses related to the public offering was approximately $82.3 million.

         On September 5, 1995 the Company redeemed the remaining $78.9 million of the 11-1/8% Debentures with proceeds from the August 2, 1995 public offering and bank borrowings, which proceeds were also used to finance the Florida Rite Aid Acquisition.

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


               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         The Company's independent public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Accountants' Report is presented on page 13 of this report.

                                      Accountants' Report

         The Board of Directors
         Eckerd Corporation:

         We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries as of October 28, 1995, and the related condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine weeks ended October 28, 1995 and October 29, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 28, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for the year then ended (not presented herein); and in our report dated March 20, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                     KPMG PEAT MARWICK LLP

         December 6, 1995

         Item 6.  Exhibits and Reports on Form 8-K
         -----------------------------------------
         (a)      Exhibits

                  4.1      Amendment  Agreement dated as of November 29, 1995 to
                           the Credit  Agreement  dated as of June 14, 1993,  as
                           amended and restated as of August 3, 1994,  among the
                           Company, the lenders named therein, Chemical Bank and
                           NationsBank of Florida,  N.A., as managing agents and
                           swingline    lenders,    and    Chemical    Bank   as
                           administrative agent and NationsBank of Florida, N.A.
                           as documentation  agent (incorporated by reference to
                           Exhibit 4.4 to the Registration Statement on Form S-3
                           of the Company (No. 33-64409)).
                  15.1     Letter re unaudited interim financial information
                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K dated November 28, 1995 incorporating the Company's press release which announced earnings for the thirteen and thirty-nine weeks ended October 28, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ECKERD CORPORATION
                                                      (Registrant)

         December 12, 1995                        /s/ Samuel G. Wright

                                                  ----------------------
                                                  Samuel G. Wright
                                                  Executive Vice President/
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  Exhibit Index

                               Eckerd Corporation
                                    Form 10-Q


  Exhibit No.           Description of Exhibit                           Page
  -----------           ----------------------                           ----
  4.1                   Amendment Agreement dated as of
                        November 29, 1995 to the Credit Agreement
                        dated as of June 14, 1993, as amended and
                        restated as of August 3, 1994.                    *

  15.1                  Letter re unaudited interim financial information

  27                    Financial Data Schedule














---------------------
*Previously filed by incorporation by reference.