Form 10-Q/A
period 1995-10-28
ECKERD CORP
filed 1995-12-13
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO.1


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

                                EXPLANATORY NOTE
                                ----------------

This Amendment to the Quarterly Report on Form 10-Q for Thirty-Nine Weeks Ended October 28, 1995 of Eckerd Corporation is being filed by the Company to amend
Item 1 of Part I specifically to correct a typographical error (in the form of reversed column headings) that occurred in Note 6.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
-----------------------------

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


                       ECKERD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 6.                ECKERD CORPORATION AND SUBSIDIARIES
-------          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                               -----------------------------------------  -------------------------------------
                                               October 28, 1995        October 29, 1994   October 28, 1995   October 29, 1994
                                               ----------------        ----------------   ----------------  -------------------

                                                       Actual      Actual(A)    Adjusted(B)   Actual      Actual(A)   Adjusted(B)
                                                    -----------   ----------   ----------   ----------   ----------   ----------
Sales and other operating revenue                   $ 1,164,907    1,071,036    1,042,707    3,523,225    3,274,121    3,190,081
Cost of sales                                           915,137      831,513      812,853    2,739,733    2,517,877    2,461,912
Operating and administrative
    expenses                                            215,229      206,995      198,960      641,980      624,830      601,353
Amortization of intangibles                               9,072        8,481        8,395       24,744       24,259       24,007
                                                    -----------   ----------   ----------   ----------   ----------   ----------
Operating profit                                         25,469       24,047       22,499      116,768      107,155      102,809
Interest expense                                         18,720       23,410       21,273       58,669       71,802       65,398
                                                    -----------   ----------   ----------   ----------   ----------   ----------
Earnings before income taxes
    and extraordinary item                                6,749          637        1,226       58,099       35,353       37,411
Income taxes                                              1,147           32          106        9,877        1,782        1,916
                                                    -----------   ----------   ----------   ----------   ----------   ----------
Earnings before extraordinary item                        5,602          605        1,120       48,222       33,571       35,495
Extraordinary item                                       (5,012)     (26,620)     (26,620)      (6,033)     (26,620)     (26,620)
                                                    -----------   ----------   ----------   ----------   ----------   ----------

Net earnings (loss)                                 $       590      (26,015)     (25,500)      42,189        6,951        8,875
                                                    ===========   ==========   ==========   ==========   ==========   ==========


Earnings per common share before
     extraordinary item                             $       .16          .02          .03         1.43         1.04         1.10

Net earnings (loss) per common
    share                                           $       .02         (.80)        (.79)        1.25          .22          .27

Weighted average number of shares
      outstanding                                        35,621       32,422       32,422       33,777       32,297       32,297

Earnings before interest, income
     taxes, extraordinary item,
    depreciation and amortization                   $    47,368       44,085       42,046      178,228      164,486      158,788
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

         Item 2.
         -------
                       ECKERD CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

                           PART II. OTHER INFORMATION


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

         December 13, 1995                        /s/ Samuel G. Wright

                                                  ----------------------
                                                  Samuel G. Wright
                                                  Executive Vice President/
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  Exhibit Index

                               Eckerd Corporation
                                    Form 10-Q/A


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