Form 10-K
period 1996-02-03
ECKERD CORP
filed 1996-04-30
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended February 3, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        For the transition period from to

                          Commission File Number 1-4844

                               ECKERD CORPORATION
             (Exact name of registrant as specified in its charter

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each
      Title of each class                        exchange on which registered
      -------------------                        ----------------------------
  Common Stock, par value $.01                       New York Stock Exchange
  9 1/4% Senior Subordinated Notes Due 2004          New York Stock Exchange

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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Company as of March 29, 1996 was $1,548,335,443 (Calculated on the assumption that all directors, all executive officers, and certain entities affiliated with Merrill Lynch & Co. are affiliates).

        As of March 29, 1996, 69,966,834 shares of common stock, par value $.01, were outstanding (adjusted to give effect to a two-for-one stock split payable in the form of a stock dividend declared April 1, 1996 and payable on or about May 13, 1996).

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain  portions of the Annual Report to  Stockholders
    for the fiscal year ended February 3, 1996                    Parts II & IV
(2  Certain portions of the Definitive  Proxy Statement for
    Stockholder Meeting to be held on May 23, 1996                Part III

                               ECKERD CORPORATION
                    FEBRUARY 3, 1996 FORM 10-K ANNUAL REPORT
                                Table of Contents



Item                                                                       Page
- ----                                 PART I                                ----
 1.    Business                                                               3
 2.    Properties                                                             9
 3.    Legal Proceedings                                                     10
 4.    Submission of Matters to a Vote of Security Holders                   10
       Executive Officers of the Registrant                                  10

                                     PART II

 5.    Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                 12
 6.    Selected Financial Data                                               12
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13
 8.    Financial Statements and Supplementary Data                           13
 9.    Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                13

                                    PART III

10.    Directors and Executive Officers of the Registrant                    13
11.    Executive Compensation                                                13
12.    Security Ownership of Certain Beneficial Owners and Management        14
13.    Certain Relationships and Related Transactions                        14

                                     PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K      14

                                     PART I

Item 1.       Business

General

        Eckerd Corporation (the "Company" or "Eckerd") operates the Eckerd drug store chain, which is one of the largest drug store chains in the United States. At February 3, 1996, the Eckerd chain consisted of 1,715 stores in 13 states located primarily in the Sunbelt. Over its 43-year history, the Eckerd drug store chain has built a strong market position in areas where demographic characteristics are favorable to drug store growth. The Company's stores are concentrated in 10 of the 12 metropolitan statistical areas with the largest percentage growth in population from 1980 to 1990, and, according to industry sources, the Company ranks first or second in terms of drug store sales in 12 of the major metropolitan markets in which it operates.

        The primary focus of Eckerd stores is the sale of prescription and over-the-counter drugs, which, during fiscal 1995, generated approximately 62% of the Company's sales. Eckerd stores sell a wide variety of nonpharmacy merchandise, including health and beauty aids, convenience foods, greeting cards and numerous other convenience products. Another significant focus of Eckerd stores is photofinishing. The Company offers overnight photofinishing services in all Eckerd stores and at February 3, 1996 operated Eckerd Express Photo one-hour photofinishing mini-labs in 515 stores.

        The Company believes that customer service and convenience are critical in positioning itself as the alternative to mass merchandisers, supermarkets and other large format retailing channels. The Company emphasizes service and convenience through pharmacy support services, store location and design, merchandising programs and operating hours geared to the needs of the particular market.

        The Company was formed in 1985 for the purpose of acquiring the former Jack Eckerd Corporation ("Old Eckerd"), in a leveraged buyout in April 1986 (the "Acquisition"). On August 12, 1993, the Company completed an initial public offering (the "IPO") in which it issued and sold 10,350,000 shares of Common Stock for $7.00 per share (adjusted for the two-for-one stock split declared April 1, 1996 and payable on or about May 13, 1996). In connection with the IPO the Company's name was changed from "Jack Eckerd Corporation" to "Eckerd Corporation."

The Drug Store Industry

        Prescription and over-the-counter medications have traditionally been sold by independent drug stores as well as drug store chains, such as Eckerd. The drug store industry has recently undergone significant changes as a result of the following important trends: (i) the increase in third-party payments for prescription drugs, (ii) the consolidation within the drug store industry, (iii) the aging of the United States population and (iv) the increase in competition from non-traditional retailers of prescription and over-the-counter drugs.

        During the last several years, a growing percentage of prescription drug volume throughout the industry has been accounted for by sales to customers who are covered by third-party payment programs ("managed care sales"). In a typical managed care sale, the drug store has a contract with a managed care payor, such as an insurance company, health maintenance organization ("HMO"), preferred provider organization ("PPO"), other managed care provider, government agency or private employer, which agrees to pay for part or all of the customer's eligible prescription purchases. Although these managed care sales contracts often provide a high volume of prescription sales, such sales typically generate lower gross margins than non-managed care sales due principally to the highly competitive nature of this business and the high level of competition between managed care firms and the resulting efforts to reduce costs. Larger drug store chains, such as Eckerd, are better able to service the growing managed care segment than independent drug stores and smaller chains as a result of the larger chains' more sophisticated technology systems, larger number of stores and greater penetration within their markets.

        As a result of the economies of scale from which larger drug store chains benefit as well as the managed care payment trend, the number of independent drug stores and smaller drug store chains has decreased as many of such retailers have been acquired by larger drug store chains. This trend is expected to continue because larger chains are better positioned to handle the increased managed care sales, purchase inventory on more advantageous terms and achieve other economies of scale with respect to their marketing, advertising, distribution and other expenditures. The Company believes that the number of independent drug stores and smaller drug store chains remaining in operation may provide significant acquisition opportunities for larger drug store chains, such as the Company.

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

Eckerd Drug Stores

        As of February 3, 1996, the Company operated the number of Eckerd stores and Eckerd Express Photo centers indicated below in each of the following states:

                                                         Drug Stores
                                         Eckerd          With Eckerd
                                          Drug          Express Photo
                                         Stores            Centers
                                         ------            -------
                Florida                     575                247
                Texas                       475                138
                North Carolina              178                 46
                Georgia                     163                 46
                Louisiana                    95                 20
                South Carolin                76                 13
                New Jersey                   38                  1
                Tennessee                    35                  1
                Mississippi                  26                  -
                Oklahoma                     26                  -
                Alabama                      16                  3
                Delaware                     11                  -
                Maryland                      1                  -
                                          -----                ---
                   Total                  1,715                515
                                          =====                ===

        Over the past five years the Company has implemented several initiatives designed to improve the quality and operating performance of the Company's store base. Among such initiatives are the opening, relocation and acquisition of additional stores, the closure or divestiture of underperforming stores and an extensive remodeling program. Since the beginning of fiscal 1990, 390 Eckerd drug stores have been opened or acquired within the Company's existing markets, more than 300 underperforming stores have been closed or divested, and more than 50% of the Company's remaining stores have been remodeled. In addition, the Company opened more than 300 Express Photo centers. The Company has also increased the degree to which merchandise is tailored to specific markets, instituted a chainwide shrinkage reduction program and made a significant investment in its management information systems.

        The following table summarizes the number of Eckerd drug stores operated by the Company and the sales on an aggregate and per store basis for the last five years.

                                                                                   Fiscal Years
                                                                                   ------------
                                                          1995               1994           1993          1992         1991
                                                          ----               ----           ----          ----         ----
Number of Eckerd drug stores at
    beginning of period                                  1,735              1,718          1,696         1,675        1,673
Stores opened or acquired (1)                               88  (2)            39             52            50           22
Stores sold or closed                                     (108) (3)           (22)           (30)          (29)         (20)
                                                         -----               ----           ----          ----         ----
Number of Eckerd drug stores
    at end of period                                     1,715              1,735          1,718         1,696        1,675
                                                         =====              =====          =====         =====        =====

Number with Express Photo centers                          515                481            413           378          321
Sales of Eckerd drug stores (in thousands)          $4,986,804          4,436,926      4,052,302     3,759,246    3,629,037
Average annual sales per Eckerd drug
    store (in thousands)                                $2,925              2,584          2,388         2,244        2,163


(1)    Excludes relocations.
(2)    Includes 40 Florida stores acquired from Rite Aid of Florida, Inc.
(3) Consists of (i) 84 stores that were closed as a result of the Company's decision in the fourth quarter of fiscal 1994 to accelerate the closing of approximately 90 geographically dispersed, under-performing stores, and (ii) 24 stores closed in the normal course of business.

        The Company intends to continue to expand its business through both internal expansion and acquisitions of drug store chains and independent drug stores. Although the Company currently plans to expand within the Company's existing markets, the Company also considers strategic acquisitions in other markets. The Company opened or acquired 120 drug stores including 32 relocations in fiscal 1995 and has a goal of opening (including relocations) 100 drug stores in fiscal 1996 and expects the rate of new store development to accelerate about 20% each year thereafter, through fiscal 2000. The majority of the new and relocated stores are expected to be freestanding locations. In addition to such openings and acquisitions, the Company expects to sell or close a small number of drug stores per year in fiscal 1996 and thereafter through fiscal 2000. The cash costs associated with opening a drug store are estimated to be approximately $545,000, which includes initial inventory costs of approximately $315,000. The Company intends to use cash flow from operations to finance the cash costs of this growth, although borrowings may also be available to finance such growth. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

Products and Services

Pharmacy

        The primary focus of Eckerd drug stores is the sale of prescription and over-the-counter drugs. The Company seeks to position pharmacists as health-care professionals who build relationships with their customers. Over the years, marketing and advertising campaigns have been focused on reinforcing the professionalism of the Company's pharmacists and positioning them as a key factor in high quality pharmacy service. The Company has also instituted several health-related programs such as health screenings, education and outreach programs.

        Eckerd pharmacy departments are modern, clean and clearly identified by attractive signs. The pharmacy areas in the Company's newer and remodeled stores provide a consultation area and a waiting area with comfortable seating, informational brochures and free blood pressure testing. The pharmacy areas are designed to be conducive to customer service and counseling by the pharmacists.

        The Company has devoted substantial resources to marketing to managed care payors, such as insurance companies, HMO's, PPO's and other managed care providers and government agencies. This effort has produced managed care sales of approximately 71% of prescription sales in fiscal 1995 compared to approximately 36% in fiscal 1990. The Company's computer systems provide on-line adjudication which permits the Company and the managed care payor to determine electronically, at the time of sale, eligibility of the customer, coverage of the prescription and pricing and co-payment requirement, if any, and automatically bills the respective plan. On-line adjudication reduces losses from rejected claims and eliminates a portion of the Company's paperwork for billing and collection of receivables and costs associated therewith.

Nonpharmacy Merchandise

        In addition to prescription and over-the-counter drugs, Eckerd stores sell a wide variety of nonpharmacy merchandise, including health and beauty aids, convenience foods, greeting cards and numerous other convenience products. Eckerd-brand products, which are attractively priced and provide higher margins than similar national brand products, represent a growing segment of products offered. Items such as Eckerd Award soft drinks, bottled water and cookies are recent additions to the Eckerd brand products offered by Eckerd stores.

        Health merchandise offerings include a broad assortment of popular national brands as well as private label over-the-counter drugs and other products related to dental care, foot care, vitamins and nutritional supplements, feminine hygiene, family planning and baby care. Eckerd stores offer an assortment of popular brand name cosmetics, fragrances and other beauty products. Skin care products are an increasingly important component of the beauty category due to the aging population and growing concern about the effects of the environment on the skin. The greeting card department in Eckerd stores offers a wide selection of contemporary and traditional cards, gift wrap, bows and novelties. This wide selection and the locations of its stores should enable customers to satisfy their card and gift needs more conveniently than at traditional card stores. The convenience products merchandise category consists of an assortment of items, including candy, soft drinks, cookies, bottled water, tobacco products, books and magazines, household products, seasonal merchandise and toys. The Company also seeks to serve its customers' needs by specifically tailoring items in this category to meet the needs of its customers in specific store locations.

Photofinishing

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

Store Operations

        The Company will continue to remodel and reset its stores to provide modern, well-identified stores, which are easily accessible to customers and will seek to open new stores in easily accessible high traffic locations. The Company also tailors its merchandising to provide the product mix and selection to best serve the customers of each particular store. The Company typically provides several conveniently located, modern stores in a community. The Company's stores range in size from 8,200 to 11,000 square feet and are located primarily in neighborhood strip centers or freestanding locations. Such stores are typically open every day of the year except Christmas, with some open until midnight or 24 hours a day.

Purchasing and Distribution

        Merchandising, buying and supplier payments are generally centralized at Company headquarters to assure consistency and efficiency. The Company uses an electronic buying system to aid in inventory and gross profit management which enables the Company to take better advantage of quantity discounts and forward buying opportunities, which the Company believes will lower the average cost of inventory.

        Approximately 85% of store merchandise is purchased centrally and distributed, principally by Company-operated trucks, through the Company's five centrally located distribution facilities located in or near Orlando, Florida; Atlanta, Georgia; Charlotte, North Carolina; and Dallas and Houston, Texas. The remainder of store merchandise is shipped directly to the stores, some of which is purchased at the store level.

Advertising and Marketing

        A combination of newspaper advertising and TV and radio commercials is used throughout the year to promote sales. The Company's concentration of stores within its markets enables it to achieve economies of scale in its advertising and marketing expenditures and also enables the Company to negotiate favorable rates for advertising time and print production. The Company believes that its current level of advertising expenditures is appropriate to support its existing marketing strategies.

Information and Technology

        The Company intends to continue to invest in information systems to improve customer service, reduce operating costs, provide information needed to support management decisions and enhance the Company's competitive position with managed care payors. In fiscal 1994 and 1995 the Company completed the installation of a satellite communications network, enhanced the point of sale ("POS") reporting system and enhanced the merchandise and store information management systems. In fiscal 1996 the Company will complete the rollout of POS scanning equipment to all stores and also complete the installation of a state of the art pharmacy system for the stores.

        In 1993, the Company and Integrated Systems Solutions Corporation ("ISSC"), a wholly-owned subsidiary of IBM, entered into a Systems Operations Service Agreement. Under the Company's supervision, ISSC manages the entire information systems operation and is responsible for providing technology services to the Company. The Systems Operations Services Agreement has a 10-year term, and the total payments to be made by the Company thereunder are expected to be $480.0 million over such term, based on currently anticipated services. The Company believes that this arrangement has and will continue to enable the Company to further improve customer service, replace the Company's existing systems, reduce operating costs and capital expenditures for hardware, obtain information needed to support management decisions on an improved basis and increase the Company's focus on its core business.

Competition

        The Company's retail drug stores operate in a highly competitive industry. The Company's drug stores compete primarily on the basis of customer service, convenience of location and store design, price and product mix and selection.

        In addition to traditional competition from independent drug stores and other drug store chains, the Company faces competition from discount stores, supermarkets, combination food and drug stores, mail order distributors, hospitals and HMOs. These other formats have experienced significant growth in their market share of the prescription and over-the-counter drug business.

        The Company's Express Photo centers compete with a variety of photo processors including other mini-labs, retail stores and photo specialty stores. The Company's Express Photo business competes primarily on the basis of quality of processing, quality and speed of service and value.

Seasonality

        The Company's sales and earnings are higher during peak holiday periods and from Christmas through Easter in selected geographic areas. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu virus, typically during the winter and spring. Accordingly, sales and earnings are typically highest in the fourth quarter followed by the first quarter.

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

        The Company has a number of managed care payor contracts pursuant to which the Company is a provider of prescription drugs. "Freedom of choice" state statutes, pursuant to which all pharmacies would be entitled to be a provider under such a contract, have been enacted in certain states, including Alabama, Delaware, Georgia, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, South Carolina, Tennessee and Texas, and may be enacted in others. Although such statutes may adversely affect certain of the Company's managed care contracts, they may also provide the Company with opportunities regarding additional managed care contracts.

        In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. The Company cannot predict whether any federal or state health care reform legislation will eventually be passed, and if so, the impact thereof on the Company's financial position or results of operations. Health care reform, if implemented, could adversely affect the pricing of prescription drugs or the amount of reimbursement from governmental agencies and managed care payors, and consequently could be adverse to the Company. However, to the extent health care reform expands the number of persons receiving health care benefits covering the purchase of prescription drugs, it may also result in increased purchases of such drugs and could thereby have a favorable impact on both the Company and the retail drug industry in general. Nevertheless, there can be no assurance that any future federal or state health care reform legislation will not adversely affect the Company or the retail drug store industry generally.

Employees

        As of February 3, 1996, the Company had approximately 44,600 employees, of which 23,300 were full-time employees. The Company believes that overall employee relations are good. None of the Company's employees are represented by unions.

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

Item 2. Properties

        The Company conducts substantially all of its retail businesses from stores located in leased premises. Substantially all of these leases will expire within the next twenty years. In the normal course of business, however, it is expected that leases will be renewed through the exercise of existing options or amendments, or replaced by leases on other properties. Most of the Company's store leases provide for a fixed minimum rental together with a percentage rental based on sales.

        The material office and distribution center properties owned or leased by the Company at February 3, 1996 are as follows:
                                                              Owned or
    Location                                  Square Feet      Leased
    --------                                  -----------     --------
    Largo, Flor                                  488,000        Owned (1)
    Charlotte, North                             587,000        Owned
    Garland, Texas                               270,000        Owned
    Conroe, Texas                                345,000        Owned
    Orlando, Florida                             587,000       Leased (2)
    Newnan, Georg                                244,000        Owned (3)
    Hammond, Louisia                             185,000        Owned (3)(4)

 ------------------------------
 (1)   Includes the Company headquarters.
 (2) In January 1993 the Company assumed a lease for an office and distribution facility of approximately 587,000 square feet (lease expires
       2005). The Company's existing Orlando facilities and the Largo distribution center facility were consolidated into the new facility during 1993.
 (3) Construction was financed pursuant to revenue bond issues. Because these properties are currently leased subject to nominal purchase options with development authorities which the Company anticipates it will exercise, they are listed as owned by the Company.
 (4) The Company closed the Hammond distribution center and previously subleased the former Hammond, Louisiana office and distribution center. The property has been listed for sale.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended February 3, 1996.

Executive Officers of the Registrant

        The name, age and office of the executive officers of the Company as of February 3, 1996 and certain information relating to their business experience are set forth below:

Name                    Age      Position
- ----                    ---      --------
Stewart Turley           61      Director, Chairman of the Board
Francis A. Newman        47      Director, President and Chief Executive Officer
James M. Santo           54      Executive Vice President/Administration and
                                 Secretary
Samuel G. Wright         45      Executive Vice President and Chief Financial
                                 Officer
Kenneth L. Flynn         51      Senior Vice President/Store Operations
Edward W. Kelly          50      Senior Vice President/Merchandising
Richard R. Powis         48      Senior Vice President/Pharmacy Services
Martin W. Gladysz        43      Vice President/Treasurer
Robert E. Lewis          35      Vice President/General Counsel and Assistant
                                 Secretary
Thomas M. Nash           48      Vice President/Real Estate
N. John Simmons, Jr.     40      Vice President/Controller

        Mr. Turley has served as Chairman of the Board of the Company since 1986. He served as Chief Executive Officer of the Company from 1986 until February 1996 and as President of the Company from 1986 until July 1993. He joined Old Eckerd in 1966 and served as Senior Vice President (1971-1974) and President and Chief Executive Officer (1974-1975) prior to being elected to Chairman of the Board, President and Chief Executive Officer. He is also a director of Barnett Banks, Inc., Sprint Corporation and Springs Industries, Inc. He has been a director of the Company since 1986, and was a director of Old Eckerd between 1971 and 1986.

        Mr. Newman has been Chief Executive Officer of the Company since February 1996. He is also President, Chief Operating Officer and a director of the Company, positions he has held since July 1993. Prior to joining the Company, Mr. Newman served as President, Chief Executive Officer and a director of F&M Distributors, Inc. ("F&M"), a drug store chain, since 1986. F&M filed bankruptcy under Chapter 11 of the United States Bankruptcy Code in December 1994. Prior to joining F&M, he was the Executive Vice President of Household Merchandising, Inc., a retail firm, from 1984 to 1986 and the Senior Vice President of Merchandising for F.W. Woolworth, a retail firm, from 1980 to 1984. Mr. Newman is also a director of FabriCenters of America, a retail firm.

        Mr. Santo was appointed Executive Vice President/Administration of the Company in May 1995. Prior thereto he served as Senior Vice President/Administration (February 1993) and was also Vice President/Legal Affairs of the Company, a position he held for more than the past five years prior to 1993. In addition, Mr. Santo was appointed Secretary of the Company effective January 1, 1992.

        Mr. Wright was appointed Executive Vice President/Chief Financial Officer of the Company in May 1995. Prior thereto he was appointed Senior Vice President and Chief Financial Officer in February 1995. Mr. Wright also served as Senior Vice President/Finance from February 1993 until February 1995 and Vice President and Controller of the Company, from September 1988 until February 1993. Mr. Wright became a Vice President of the Company in June 1986. In addition, Mr. Wright served as Vice President of Finance of Eckerd Drug Company, formerly Old Eckerd's principal subsidiary ("Eckerd Drug Company") and now the Company's principal division, since May 1985.

        Mr. Flynn was appointed Senior Vice President/Store Operations of the Company in December 1994. Prior to joining the Company, Mr. Flynn was Executive Vice President with the Thrifty/Payless drug chain in Portland, Oregon. Prior to joining Thrifty/Payless in August 1993, Mr. Flynn was employed by Lucky Stores, Inc. for over 30 years, most recently as Senior Vice President/Store Operations.

        Mr. Kelly was appointed Senior Vice President/Merchandising of the Company in February 1993. Prior thereto he served as Vice President of Merchandising of Eckerd Drug Company for more than the preceding five years.

        Mr. Powis was appointed Senior Vice President/Pharmacy Services of the Company in April 1995. Prior to joining the Company, he was Senior Vice President Pharmacy Services for the American Board of Retired Persons ("AARP"). Prior to joining AARP in September 1994, Mr. Powis was employed for over 19 years by Hooks SupRx, Inc., most recently as Senior Vice President Pharmacy Services.

        Mr. Gladysz was appointed Vice President/Treasurer of the Company in May 1994. Prior to joining the Company, Mr. Gladysz was Executive Vice
President/Treasurer for Fortune Bancorp, a Florida banking organization, a position he held for more than the five years prior to 1994.

        Mr. Lewis was appointed Vice President/General Counsel and Assistant Secretary of the Company in August 1994. He was a shareholder in the law firm of Shackleford, Farrior, Stallings & Evans, P.A. in Tampa, Florida, from January 1992 to August 1994 and was an associate at that firm for more than five years prior thereto.

        Mr. Nash was appointed Vice President/Real Estate of the Company in August 1995. Prior to joining the Company, he served as Vice President Real Estate at Checkers Drive-In Restaurants, Inc. from 1993 until 1995 and at Morrison Restaurants, Inc. from 1990 until 1993.

        Mr. Simmons was appointed Vice President/Controller of the Company in August 1995. Prior to joining the Company, Mr. Simmons served as Vice President of Finance and Chief Financial Officer of Checkers Drive-In Restaurants, Inc. from January 1993 until August 1995. Prior thereto, he was a partner at KPMG Peat Marwick LLP for more than the preceding five years.

        Officers are elected for a one-year term by the Board of Directors at its annual meeting. There is no family relationship between any of the aforementioned officers or directors of the Company.


                                    PART II

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is listed on the New York Stock Exchange (Symbol: ECK). The approximate number of shareholders of record on March 29, 1996 was 965. All market price per share information below has been restated to reflect a two-for-one stock split effected in the form of a stock dividend declared April 1, 1996 (payable on or about May 13, 1996).

                                              Fiscal 1995
                                             Quarter Ended
    Market Price                             -------------
Per Share Information     4/29/95        7/29/95       10/28/95        2/3/96
- ---------------------     -------        -------       --------        ------
        High               15.12          17.31          21.00         22.37
        Low                12.25          14.19          16.31         19.06

                                              Fiscal 1994
                                             Quarter Ended
    Market Price                             -------------
Per Share Information     4/30/94        7/30/94       10/29/94       1/28/95
- ---------------------     -------        -------       --------       -------
        High               12.00          12.62          15.75         16.00
        Low                 9.25           9.06          11.62         12.69


        The Company is subject to restrictive covenants under its Credit Agreement and the 9 1/4% Senior Subordinated Notes which restrict the payment of dividends. The Company has not paid or declared any dividends on its common stock.

Item 6. Selected Financial Data

        The selected financial information required by this item is included in the Company's 1995 annual report to stockholders on page 11 under the heading "Five Year Financial Operating Summary." Such information is incorporated herein by reference. The ratio of earnings to fixed charges was 2.1X, 1.7X and 1.0X in fiscal 1995, 1994 and 1991, respectively. In fiscal 1993 and 1992 earnings were inadequate to cover fixed charges, and the Company had a deficiency in earnings to fixed charges of $2,941,000 and $4,123,000 in fiscal 1993 and 1992, respectively.

Item 7. Management's   Discussion  and  Analysis  of  Financial  Condition   and
        Results of Operations

        The information required by this item is included in the Company's 1995 annual report to stockholders on pages 12 through 15 under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition." Such information is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

        The following consolidated financial statements as of February 3, 1996 and January 28, 1995 and for each of the years in the three year period ended February 3, 1996 included in the Company's 1995 annual report to stockholders on pages 16 through 27 are incorporated herein by reference:

        Consolidated Statements of Operations
        Consolidated Balance Sheets
        Consolidated Statements of Stockholders' Equity (Deficit)
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

        Information on selected  quarterly  financial data also required by this item is included in the Company's 1995 annual report to stockholders on page 30 under the heading "Quarterly Information (Unaudited)." Such information is incorporated herein by reference.

Item 9. Changes  in  and  Disagreements  with   Accountants  on  Accounting  and
        Financial Disclosure

        Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        Information required by this item regarding the directors of the Company is included in the Company's definitive proxy statement dated April 23, 1996 for the 1996 annual meeting of stockholders on pages 2 through 4 under the headings "Nominees For Election of Directors In Class III With Terms Expiring in 1999"; "Directors in Class I With Terms Expiring in 1997" and "Directors in Class II With Terms Expiring in 1998." Such information is incorporated herein by reference. Information required by this item regarding executive officers of the Company is contained in Part I of this Form 10-K under the item entitled "Executive Officers of the Registrant." Information required by this item regarding compliance with Section 16(a) of the Exchange Act is included in the Company's definitive proxy statement dated April 23, 1996 for the 1996 annual meeting of stockholders on page 5 under the heading "Security Ownership of Certain Persons." Such information is incorporated herein by reference.

Item 11. Executive Compensation

        Information regarding management remuneration is included in the Company's definitive proxy statement dated April 23, 1996 for the 1996 annual meeting of stockholders on pages 1 and 2, and 7 through 13 under the headings

"Nomination and Election of Directors" and "Executive Compensation." Such information is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and of management is included in the Company's definitive proxy statement dated April 23, 1996 for the 1996 annual meeting of stockholders on pages 5 and 6 under the heading "Security Ownership Of Certain Persons." Such information is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is included in the Company's definitive proxy statement dated April 23, 1996 for the 1996 annual meeting of stockholders on pages 12 and 16 under the headings "Executive Compensation - Compensation Committee Interlocks and Insider
Participation" and "Certain Transactions." Such information is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules,  and Reports on Form 8-K

        Listed below are all financial statements, notes, schedules, and exhibits filed as part of this Form 10-K annual report:

         (a)   Financial Statements and Schedules

         1. The following financial statements and schedules of the Company together with the Report of Independent Certified Public Accountants dated March 26, 1996 in this Form 10-K are filed herewith:

         Eckerd Corporation and Subsidiaries

         Financial Statements:
                 Independent Auditors' Report
                 Consolidated  Balance Sheets as of February 3, 1996 and January
                           28, 1995
                 Consolidated  Statements  of  Operations  for the  Years  Ended
                           February  3, 1996,  January  28, 1995 and January 29,
                           1994
                 Consolidated Statements of  Stockholders'  Equity (Deficit) for
                           the Years Ended February 3, 1996, January 28, 1995 and January 29, 1994
                 Consolidated  Statements  of Cash  Flows  for the  Years  Ended
                           February  3, 1996,  January  28, 1995 and January 29,
                           1994
                 Notes to Consolidated Financial Statements

          Schedules:
                 II - Reserves
                 Independent Auditors' Report

                 All other schedules for the Company are omitted as the required information is inapplicable or the information is presented in the respective consolidated financial statements or related notes.

                 Also filed in this Form 10-K is the consent of KPMG Peat Marwick LLP to the incorporation by reference of their auditors' report dated March 26, 1996, relating to the consolidated financial statements appearing in the Form 10-K, into Registration Statement Numbers 33-49977, 33-50755 and 33-60175 on Form S-8 and Registration Statement Numbers 33-50223 and 33-56261 on Form S-3.

          2.  Exhibits:

          Exhibits previously filed or filed by incorporation by reference:

  3.1     Restated  Certificate  of  Incorporation  of Eckerd  Corporation  (the
          "Company") (incorporated by reference to Exhibit 3.1(i) to the Registration Statement on Form S-3 of the Company (No. 33-50223)).

  4.1 Form of certificate for the Company's Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

  4.2 Form of 9-1/4% Senior Subordinated Notes Due 2004 of the Company (incorporated by reference to Exhibit 4.01 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No. 1-4844)).

  4.3 Indenture dated as of November 1, 1993 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee relating to the Company's 9-1/4% Senior Subordinated Notes Due 2004 (incorporated by reference to Exhibit 4.02 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No. 1-4844)).

  4.4 Amendment Agreement dated as of November 29, 1995 to the Credit Agreement dated as of June 14, 1993, as amended and restated as of August 3, 1994, among the Company, the lenders named therein, Chemical Bank and NationsBank of Florida, N.A., as managing agents and swingline lenders, and Chemical Bank as administrative agent and NationsBank of Florida, N.A. as documentation agent (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of the Company (No. 33-64409)).

 10.1     Commercial  Paper  Placement  Agency  Agreement  dated  July 17,  1989
          between   the  Company  and   Merrill   Lynch  Money   Markets,   Inc.
          (incorporated by reference to Exhibit 10.15 of Form 10-K of the Company for the period ended February 3, 1990).

 10.2 Registration Rights Agreement dated as of April 30, 1986 by and among the Company, the Merrill Lynch Investors, Morgan Capital Corporation and the other bank affiliates listed therein, the institutional and corporate investors listed therein and certain members of management of the Company (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

 10.3 First Amendment to Registration Rights Agreement among the Company, EDS Holdings Inc., the Merrill Lynch Investors, the Bank Affiliates, the Institutional Investors and the Management Investors (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No.
          33-64906)).

 10.4 Master Lease Agreement I dated as of May 18, 1993 between the Company and Imaging Financial Services d/b/a EKCC ("IFS") (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

 10.5 Master Lease Agreement II dated as of June 15, 1993 between the Company and IFS (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

 10.6 Systems Operations Service Agreement dated as of July 14, 1993 between the Company and Integrated Systems Solutions Corporation (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906))

 10.7 Letter dated March 16, 1993 between IFS and the Company relating to IFS Sale and Leaseback (incorporated by reference to Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-2 of the Company (No. 33-64906)).

 10.8 1993 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of the Company (No. 33-49977)).

 10.9 1995 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of the Company (No. 33-60175)).

 10.10 Receivables Purchase Agreement dated as of January 26, 1995 between the Company and Three Rivers Funding Corporation (incorporated by reference to Exhibit 10.18 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.11 First Amendment to Receivables Purchase Agreement dated as of March 31, 1995 between the Company and Three Rivers Funding Corporation (incorporated by reference to Exhibit 10.19 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.12 Registration Rights Agreement dated as of December 31, 1994 by and among the Company and the Eckerd Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.20 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.13 Guarantee Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 (the "Guarantee Agreement") among the subsidiaries of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.21 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.14 Indemnity, Subrogation and Contribution Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 (the "Indemnity, Subrogation and Contribution Agreement"), among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.22 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.15 Pledge Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 among the Company, each subsidiary of the Registrant listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.23 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No.
          1-4844)).

 10.16 Security Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.24 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No.
          1-4844)).

 10.17 Trademark Security Agreement dated as of June 14, 1993 as amended and restated as of August 3, 1994 among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.25 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No.
          1-4844)).

 10.18 Revolving Note, dated as of August 3, 1994, made by the Company in favor of Chemical Bank issued pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.26 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.19 Term Note, dated as of August 3, 1994, made by the Company in favor of Chemical Bank issued pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.27 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.20 Swingline Note, dated as of August 3, 1994, made by the Company in favor of Chemical Bank issued pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.28 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.21 Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 14, 1993, as amended and restated as of August 3, 1994, by the Company in favor of Kenneth Plifka, as trustee, for the benefit of Chemical Bank, as collateral agent, relating to certain real property located in Dallas County, Texas (incorporated by reference to Exhibit 10.29 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.22 Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 14, 1993, as amended and restated as of August 3, 1994, by the Company in favor of Kenneth Plifka, as trustee, for the benefit of Chemical Bank, as collateral agent, relating to certain real property located in Montgomery County, Texas (incorporated by reference to Exhibit 10.30 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.23 Amendment, Consent and Waiver dated as of October 31, 1994 to the Credit Agreement, the Guarantee Agreement, the Indemnity, Subrogation and Contribution Agreement (incorporated by reference to Exhibit 10.31 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.24 Amended and Restated Mortgage, Security Agreement and Assignment of Leases and Rents dated as of August 3, 1994, as mortgagor and Chemical Bank, as mortgagee (incorporated by reference to Exhibit 10.32 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 12.1 Statement regarding computation of ratio of earnings to fixed charges of the Company (incorporated by reference to Exhibit 12.1 to the Registration Statement on Form S-3 of the Company (No. 33-50223)).

          Exhibits filed herewith:

  3.2     Amended and Restated By-Laws of the Company.

 10.25 Employment and Consulting Agreement dated February 4, 1996 between the Company and Stewart Turley.

 10.26 Employment Agreement dated February 4, 1996 between the Company and Francis A. Newman.

 10.27 Employment Agreement dated February 4, 1996 between the Company and James M. Santo.

 10.28 Employment Agreement dated February 4, 1996 between the Company and Samuel G. Wright.

 10.29 Employment Agreement dated February 4, 1996 between the Company and Kenneth L. Flynn.

 10.30 The Executive Excess Benefit Plan of Jack Eckerd Corporation and Its Subsidiaries.

 10.31    Eckerd Corporation Executive Three (3) Year Bonus Plan.

 12.2 Statement regarding computation of ratio of earnings to fixed charges of the Company.

 13 The following sections of the 1995 annual report to stockholders of the Company incorporated by reference and included in Parts II and IV of this Form 10-K:


          Five Year Financial Operating Summary.
          Management's Discussion and Analysis of Results of Operations and Financial Condition.
          Consolidated Financial Statements and Independent Auditors' Report. Quarterly Information (Unaudited).

 21.1     Subsidiaries of the Company.

 23.1     Consent of Independent Certified Public Accountants.

 27       Financial data schedules.

         (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the fourteen weeks ended February 3, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 1996                      ECKERD CORPORATION


                                    By:/s/Samuel G. Wright
                                    ----------------------------------------
                                                Samuel G. Wright
                                            Executive Vice President
                                     Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

       Signature                              Titles                  Date
       ---------                              ------                  ----
/s/Stewart Turley
- ----------------------------------
       Stewart Turley                 Chairman of the Board       April 30, 1996

/s/Francis A. Newman
- ----------------------------------
       Francis A. Newman              President, Chief Executive
                                      Officer and Director        April 30, 1996
/s/John W. Boyle
- ----------------------------------
       John W. Boyle                  Director                    April 30, 1996

/s/James T. Doluisio
- ----------------------------------
       James T. Doluisio              Director                    April 30, 1996

/s/Donald F. Dunn
- ----------------------------------
       Donald F. Dunn                 Director                    April 30, 1996

/s/Albert J. Fitzgibbons, III
- ----------------------------------
       Albert J. Fitzgibbons, III     Director                    April 30, 1996

/s/Margaret H. Jordan
- ----------------------------------
       Margaret H. Jordan             Director                    April 30, 1996

/s/Lewis W. Lehr
- ----------------------------------
       Lewis W. Lehr                  Director                    April 30, 1996

/s/Alexis P. Michas
- ----------------------------------
       Alexis P. Michas               Director                    April 30, 1996

/s/Rupinder S. Sidhu
- ----------------------------------
       Rupinder S. Sidhu              Director                    April 30, 1996


                                                                                              Schedule II


                                           ECKERD CORPORATION AND SUBSIDIARIES
                                                         RESERVES
                           Years ended February 3, 1996, January 28, 1995 and January 29, 1994
                                                      (In Thousands)



                                             Balance at     Charged                              Balance at
                                              Beginning       to                                     End
    Description                               of Period    earnings     Deductions     Other      of Period

    Allowance for doubtful receivables (a)
      Year ended February 3, 1996              $3,000       $4,564        $4,564         -         $3,000
                                               ======       ======        ======     ==========    ======

      Year ended January 28, 1995              $5,000       $7,148        $4,924       ($4,224)    $3,000
                                               ======       ======        ======     ==========    ======
      Year ended January 29, 1994              $5,000       $7,000        $7,000         -         $5,000
                                               ======       ======        ======     ==========    ======

- --------------
Notes:
(a)  This reserve is deducted from receivables in the balance sheets.



                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
Eckerd Corporation and Subsidiaries

Under date of March 26, 1996, we reported on the consolidated balance sheets of Eckerd Corporation and subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended February 3, 1996, which are incorporated by reference in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements,  we  also  audited  the  related  consolidated  financial  statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 9 to the consolidated financial statements, the Company changed its accounting policy in fiscal year 1994 related to the timing of the recognition of closed store obligations.




                                             KPMG PEAT MARWICK LLP

Tampa, Florida
March 26, 1996

                             Exhibit Index
                     Eckerd Corporation Form 10-K
              for the Fiscal Year Ended February 3, 1996

Exhibit                                                                  Page
 Index                  Description of Exhibit                          Number
- -------                 ----------------------                          ------
3.1    Restated  Certificate of  Incorporation  of Eckerd  Corporation     *
       (the "Company") (incorporated by * reference to Exhibit 3.1(i) to the Registration Statement on Form S-3 of the Company (No. 33-50223)).

3.2    Amended and Restated By-laws of the Company.

4.1    Form of certificate for the Company's  Common Stock,  par value     *
       $.01 per share (incorporated by * reference to Exhibit 4.1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

4.2    Form  of 9 1/4%  Senior  Subordinated  Notes  Due  2004  of the     *
       Company (incorporated by reference * to Exhibit 4.01 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No. 1-4844)).

4.3    Indenture  dated as of November 1, 1993 between the Company and     *
       State Street Bank and Trust * Company of Connecticut, National Association, as Trustee relating to the Company's 9 1/4% Senior Subordinated Notes Due 2004 (incorporated by reference to
       Exhibit  4.02 to the Current  Report on Form 8-K dated  October
       26, 1993 of the Company (File No. 1-4844)).

4.4    Amendment Agreement dated as of November 29, 1995 to the Credit     *
       Agreement dated as of June * 14, 1993, as amended and restated as of August 3, 1994, among the Company, the lenders named therein, Chemical Bank and NationsBank of Florida, N.A., as managing agents and swingline lenders, and Chemical Bank as administrative agent and NationsBank of Florida, N.A. as documentation agent (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of the Company (No. 33-64409)).

10.1   Commercial Paper Placement Agency Agreement dated July 17, 1989     *
       between the Company and * Merrill Lynch Money Markets, Inc. (incorporated by reference to Exhibit 10.15 of Form 10-K of the Company for the period ended February 3, 1990).

10.2   Registration Rights Agreement dated as of April 30, 1986 by and     *
       among  the  Company,  the *  Merrill  Lynch  Investors,  Morgan
       Capital Corporation and the other bank affiliates listed therein, the institutional and corporate investors listed therein and certain members of management of the Company (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.3   First  Amendment to  Registration  Rights  Agreement  among the     *
       Company, EDS Holdings Inc., the * Merrill Lynch Investors,  the
       Bank Affiliates, the Institutional Investors and the Management Investors (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.4   Master  Lease  Agreement I dated as of May 18, 1993 between the     *
       Company and Imaging Financial * Services d/b/a EKCC ("IFS") (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.5   Master Lease Agreement II dated as of June 15, 1993 between the     *
       Company and IFS (incorporated * by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.6   Systems  Operations Service Agreement dated as of July 14, 1993     *
       between  the  Company  and  *  Integrated   Systems   Solutions
       Corporation (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.7   Letter  dated  March  16,  1993  between  IFS and  the  Company     *
       relating to IFS Sale and Leaseback * (incorporated by reference to Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.8   1993  Stock   Option  and   Incentive   Plan  of  the   Company     *
       (incorporated   by   reference   to   Exhibit  *  99.1  to  the
       Registration   Statement  on  Form  S-8  of  the  Company  (No.
       33-49977)).

10.9   1995  Stock   Option  and   Incentive   Plan  of  the   Company     *
       (incorporated   by   reference   to   Exhibit  *  99.1  to  the
       Registration   Statement  on  Form  S-8  of  the  Company  (No.
       33-60175)).

10.10  Receivables  Purchase  Agreement  dated as of January  26, 1995     *
       between the Company and Three * Rivers Funding Corporation (incorporated by reference to Exhibit 10.18 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

10.11  First Amendment to Receivables  Purchase  Agreement dated as of     *
       March 31, 1995 between the * Company and Three Rivers Funding Corporation (incorporated by reference to Exhibit 10.19 to Form 10-K405 for the year ended January 28, 1995 of the Company
       (File No. 1-4844)).

10.12  Registration  Rights Agreement dated as of December 31, 1994 by     *
       and among the Company and the * Eckerd Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.20 to
       Form 10-K405 for the year ended January 28, 1995 of the Company
       (File No. 1-4844)).

10.13  Guarantee  Agreement  dated as of June 14,  1993 as amended and     *
       restated as of August 3, 1994 * (the "Guarantee Agreement") among the subsidiaries of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.21 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

10.14  Indemnity,  Subrogation and Contribution  Agreement dated as of     *
       June 14,  1993 as amended  and * restated  as of August 3, 1994
       (the "Indemnity, Subrogation and Contribution Agreement"), among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.22 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

10.15  Pledge  Agreement  dated as of June  14,  1993 as  amended  and     *
       restated as of August 3, 1994 among * the Company, each subsidiary of the Registrant listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.23 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

10.16  Security  Agreement  dated as of June 14,  1993 as amended  and     *
       restated as of August 3, 1994 * among the Company, each subsidiary of the Company listed therein and Chemical Bank, as collateral agent (incorporated by reference to Exhibit 10.24 to Form 10-K405 for the year ended January 28, 1995 of the Company
       (File No. 1-4844)).

10.17  Trademark  Security  Agreement  dated  as of June  14,  1993 as     *
       amended and restated as of August * 3, 1994 among the Company, each subsidiary of the Company listed therein and Chemical
       Bank, as collateral agent (incorporated by reference to Exhibit
       10.25 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

10.18  Revolving Note, dated as of August 3, 1994, made by the Company     *
       in favor of Chemical Bank * issued pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.26 to Form 10-K405 for the year ended January 28, 1995 of the Company
       (File No. 1-4844)).

10.19  Term Note,  dated as of August 3, 1994,  made by the Company in     *
       favor of Chemical Bank issued * pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.27 to Form 10-K405 for the year ended January 28, 1995 of the Company
       (File No. 1-4844)).

10.20  Swingline Note, dated as of August 3, 1994, made by the Company     *
       in favor of Chemical Bank * issued pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.28 to Form 10-K405 for the year ended January 28, 1995 of the Company
       (File No. 1-4844)).

10.21  Deed of Trust,  Security Agreement and Assignment of Leases and     *
       Rents dated as of June 14, * 1993, as amended and restated as of August 3, 1994, by the Company in favor of Kenneth Plifka, as trustee, for the benefit of Chemical Bank, as collateral agent, relating to certain real property located in Dallas County, Texas (incorporated by reference to Exhibit 10.29 to
       Form 10-K405 for the year ended January 28, 1995 of the Company
       (File No. 1-4844)).

10.22  Deed of Trust,  Security Agreement and Assignment of Leases and     *
       Rents dated as of June 14, * 1993, as amended and restated as of August 3, 1994, by the Company in favor of Kenneth Plifka, as trustee, for the benefit of Chemical Bank, as collateral agent, relating to certain real property located in Montgomery County, Texas (incorporated by reference to Exhibit 10.30 to
       Form 10-K405 for the year ended January 28, 1995 of the Company
       (File No. 1-4844)).

10.23  Amendment,  Consent and Waiver  dated as of October 31, 1994 to     *
       the Credit Agreement, the * Guarantee Agreement, the Indemnity,
       Subrogation  and   Contribution   Agreement   (incorporated  by
       reference to Exhibit 10.31 to Form 10-K405 for the year ended January 28, 1995 of the Company (File 1-4844)).

10.24  Amended  and  Restated   Mortgage,   Security   Agreement   and     *
       Assignment of Leases and Rents dated as * of August 3, 1994, as mortgagor and Chemical Bank, as mortgagee (incorporated by reference to Exhibit 10.32 to Form 10-K405 for the year ended January 28, 1995 of the Company (File 1-4844)).

10.25 Employment and Consulting Agreement dated February 4, 1996 between the Company and Stewart Turley.

10.26 Employment Agreement dated February 4, 1996 between the Company and Francis A. Newman.

10.27 Employment Agreement dated February 4, 1996 between the Company and James M. Santo.

10.28 Employment Agreement dated February 4, 1996 between the Company and Samuel G. Wright.

10.29 Employment Agreement dated February 4, 1996 between the Company and Kenneth L. Flynn.

10.30 The Executive Excess Benefit Plan of Jack Eckerd Corporation and Its Subsidiaries.

10.31  Eckerd Corporation Executive Three (3) Year Bonus Plan.

12.1   Statement  regarding  computation of ratio of earnings to fixed     *
       charges of the Company * (incorporated  by reference to Exhibit
       12.1 to the  Registration  Statement on Form S-3 of the Company
       (No. 33-50223).

12.2 Statement regarding computation of ratio of earnings to fixed charges of the Company.

13     The   following   sections  of  the  1995   annual   report  to     *
       stockholders of the Company incorporated * by reference and included in Parts II and IV of this Form 10-K:

       Five Year Financial Operating Summary.
       Management's Discussion and Analysis of Results of Operations and Financial Condition.
       Consolidated  Financial  Statements and  Independent  Auditors'
       Report.
       Quarterly Information (Unaudited).

21.1   Subsidiaries of the Company.

23.1   Consent of Independent Certified Public Accountants.

27     Financial data schedules.
- ------------------------------
*  Filed by incorporation by reference.