Form 10-Q
period 1996-05-04
ECKERD CORP
filed 1996-06-18
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Thirteen Weeks Ended May 4, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                 to
                                     ---------------    ---------------

                           Commission File No. 1-4844


                               ECKERD CORPORATION
               (Exact name of registrant as specified in charter)


                   DELAWARE                    13-3302437
          (State of incorporation) (I.R.S. Employer Identification No.)

                              8333 Bryan Dairy Road
                              Largo, Florida 34647
              (Address and zip code of principal executive offices)

                                 (813) 399-6000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                       ---   ---

     As of June 1, 1996, 70,071,072 shares of Common Stock, $.01 par value, were outstanding.

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                       ECKERD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                 Unaudited         Audited
ASSETS                                                                                             5/4/96           2/3/96
                                                                                                -----------       ----------
Current assets:
     Cash                                                                                        $    8,706            7,922
     Receivables, less allowance for doubtful receivables of $3,000                                  88,775           70,137
     Merchandise inventories                                                                        857,185          835,551
     Prepaid expenses and other current assets                                                        3,842            4,396
                                                                                                -----------       ----------
               Total current assets                                                                 958,508          918,006
                                                                                                -----------       ----------
Property, plant and equipment, at cost                                                              660,071          634,023
     Less accumulated depreciation                                                                  296,270          282,974
                                                                                                -----------       ----------
               Net property, plant and equipment                                                    363,801          351,049
                                                                                                -----------       ----------
Excess of cost over net assets acquired, less
     accumulated amortization                                                                        61,513           62,162
Favorable lease interests, less accumulated amortization                                            130,723          131,961
Unamortized debt expense                                                                              5,883            6,086
Other assets                                                                                         32,112           31,055
                                                                                                -----------       ----------
                                                                                                 $1,552,540        1,500,319
                                                                                                ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank debit balances                                                                         $   32,908           59,620
     Current installments of long-term debt                                                             874            1,020
     Accounts payable                                                                               301,523          311,411
     Accrued expenses                                                                               248,181          234,957
                                                                                                -----------       ----------
               Total current liabilities                                                            583,486          607,008
                                                                                                -----------       ----------
Other noncurrent liabilities                                                                        136,718          136,772
Long-term debt, excluding current installments                                                      737,472          701,798
Stockholders' equity:
     Preferred stock of $.01 par value.
          Authorized 20,000,000 shares; none issued                                                       -                -
     Voting common stock of $.01 par value.
          Authorized 96,481,272 shares; issued 70,062,202
          and 69,937,790                                                                                700              700
     Nonvoting common stock of $.01 par value.
          Authorized 3,518,728 shares; none issued                                                        -                -
     Capital in excess of par value                                                                 318,367          317,654
     Retained deficit                                                                              (224,203)        (263,613)
                                                                                                -----------      -----------
               Total stockholders' equity                                                            94,864           54,741
                                                                                                -----------      -----------
                                                                                                 $1,552,540        1,500,319
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

                       ECKERD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                   Thirteen Weeks Ended
                                                                                               ---------------------------
                                                                                                 5/4/96           4/29/95
                                                                                               ----------      -----------
Sales and other operating revenue                                                              $1,354,619        1,219,594
                                                                                               ----------      -----------
Costs and expenses:
     Cost of sales, including store
          occupancy, warehousing and
          delivery expense                                                                      1,051,423          939,488
     Operating and administrative expenses                                                        237,533          220,591
                                                                                               ----------      -----------
               Earnings before interest expense and income taxes                                   65,663           59,515
Interest expense:
     Interest expense, net                                                                         14,886           19,817
     Amortization of original issue discount
          and deferred debt expenses                                                                  253              539
                                                                                               ----------      -----------
               Total interest expense                                                              15,139           20,356
                                                                                               ----------      -----------
               Earnings before income taxes                                                        50,524           39,159
Income tax expense                                                                                 11,114            8,615
                                                                                               ----------      -----------

               Net earnings for the period                                                     $   39,410           30,544
                                                                                               ==========      ===========

               Net earnings per common share                                                   $      .55              .47
                                                                                               ==========      ===========




See accompanying notes to condensed consolidated financial statements.



                       ECKERD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                    Thirteen Weeks Ended
                                                                                              -------------------------------
                                                                                                  5/4/96           4/29/95
Cash flows from operating activities:                                                         -------------     -------------
     Net earnings for the period                                                              $      39,410            30,544
     Adjustments to reconcile  net earnings for the period to net cash  provided by operating activities:
               Depreciation and amortization                                                         22,362            19,537
               Amortization of original issue discount
                    and deferred debt expenses                                                          253               539
               Increase in receivables, merchandise
                    inventories and prepaid expenses                                                (39,718)           (4,858)
               Decrease in accounts payable and
                    accrued expenses                                                                 (2,052)          (16,568)
                                                                                              -------------     -------------
                       Net cash provided by operating activities                                     20,255            29,194
                                                                                              -------------     -------------
Cash flows from investing activities:
     Additions to property, plant and equipment                                                     (25,804)          (15,694)
     Sale of property, plant and equipment                                                              242               395
     Acquisition of certain drug store assets                                                          (860)           (1,424)
     Other                                                                                           (2,529)            1,754
                                                                                              -------------     -------------
                        Net cash used in investing activities                                       (28,951)          (14,969)
                                                                                              -------------     -------------
Cash flows from financing activities:
     Decrease in bank debit balances                                                                (26,712)          (34,706)
     Additions to long-term debt                                                                          -               312
     Reductions of long-term debt                                                                      (472)             (489)
     Net additions under current credit agreement                                                    36,000            21,453
     Other                                                                                              664               292
                                                                                              -------------     -------------
                        Net cash provided by (used in) financing
                            activities                                                                9,480           (13,138)
                                                                                              -------------     -------------
Net increase in cash                                                                                    784             1,087
Cash at beginning of period                                                                           7,922             8,898
                                                                                              -------------     -------------
Cash at end of period                                                                         $       8,706             9,985
                                                                                              =============     =============


See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

         Note 1.
         -------
         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and were prepared from the books and records of the Company without audit or verification and in the opinion of management include all adjustments (none of which were other than recurring accruals) necessary to present a fair statement of results for such periods. It is suggested that these condensed consolidated financial statements should be read in conjunction with the financial statements and notes filed as part of the Form 10-K report for the fiscal year ended February 3, 1996. The results of operations of the periods indicated should not be considered as necessarily indicative of operations for the full year.

         Certain  amounts  have  been  reclassified  in  the  February  3,  1996 condensed consolidated balance sheet to conform to the May 4, 1996 presentation.

         Note 2.
         -------
         Substantially  all inventories  are determined on a last-in,  first-out
         (LIFO) cost basis. At May 4, 1996 and February 3, 1996 inventories would have been greater by approximately $96,100 and $91,900, respectively, if inventories were valued on a first-in, first-out
         (FIFO) cost basis. Since LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial statements. The cost of merchandise sold is calculated on an estimated basis and adjusted based on inventories taken during the fiscal year.

         Note 3.
         -------
         The weighted average number of shares outstanding for thirteen weeks ended May 4, 1996 and April 29, 1995 were 71,887 in 1996 and 65,626 in
         1995.

         Note 4.
         -------
         All share information in these condensed consolidated financial statements reflect the two-for-one stock split effected in the form of a stock dividend which was payable to stockholders of record April 22, 1996 and paid on May 13, 1996.

         Note 5.
         -------
         Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). This standard allows the Company to select either a fair value based method or the current intrinsic value based method of accounting for employee stock-based compensation. The Company retained the intrinsic value method of accounting and, therefore, the adoption of this standard did not have a material effect on the Company's financial statements. The disclosure only provisions, as permitted by SFAS No. 123, will be disclosed annually in the Company's audited consolidated financial statements.

 Item    2. Management's Discussion and Analysis of Results of Operations and
            Financial Condition.

                       ECKERD CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Results of Operations

         The Company's sales and other operating revenue for the first quarter of fiscal 1996 was $1.4 billion, an 11.1% increase over the first quarter of fiscal 1995. Sales benefited from significant increases in prescription sales as well as from increases in front end sales and from the acquisition of certain Florida drug stores from Rite Aid (the "Florida Rite Aid Acquisition") at the beginning of the third quarter of fiscal 1995. Prescription sales were $751.6 million, a 16.0% increase over the first quarter of fiscal 1995. In addition, front end sales increased to $601.2 million, a 5.6% increase over the first quarter of fiscal 1995. Comparable drug store sales (stores open for one year or more, excluding 0.7% from the impact of relocated stores open less than one year) increased 8.9%, compared to an 8.6% increase in the first quarter of fiscal 1995. The increase in comparable drug store sales was primarily attributable to the increase in sales of prescription drugs. Comparable drug store sales growth was also positively affected by increased sales of non-prescription items in the health/wellcare, cosmetics and convenience categories.

         Prescription sales as a percentage of drug store sales were approximately 55.6% as compared with approximately 53.1% for the first quarter of fiscal 1995. The growth in prescription sales was primarily the result of increased managed care prescription sales, the Company's competitive cash pricing strategy and the Florida Rite Aid Acquisition. These strong sales were in spite of a more severe cough, cold and flu season in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1996. Managed care prescription sales increased to approximately 73.9% of the Company's prescription sales for the first quarter of fiscal 1996 from approximately 68.9% in fiscal 1995. The Company expects prescription sales to managed care payors, in terms of both dollar volume and as a percentage of total prescription sales, to continue to increase in fiscal 1996 and for the foreseeable future. Managed care payors typically negotiate lower prescription prices than those on non-managed care prescriptions, resulting in decreasing gross profit margins on the Company's prescription sales. However, contracts with managed care payors generally increase the volume of prescription sales and gross profit dollars.

         As a percentage of sales, cost of sales and related expenses were 77.6% compared to 77.0% for the first quarter of fiscal 1995. The increase in cost of sales and related expenses as a percentage of sales resulted primarily from the continued increase in managed care prescription sales which generally have lower gross profit margins than non-managed care prescription sales. The LIFO charge was $4.2 million compared to $2.9 million for the first quarter of fiscal 1995.

         Operating and administrative expenses were $237.5 million, a 7.7% increase over the first quarter of fiscal 1995. As a percentage of sales, operating and administrative expenses decreased to 17.5% from 18.1% for the first quarter of fiscal 1995. The decrease in operating and administrative expenses as a percentage of sales resulted primarily from operating efficiencies related to higher sales and cost controls which helped produce lower costs as a percentage of sales in such expense categories as payroll and insurance.

         Earnings before interest expense and income taxes was $65.7 million, a 10.3% increase over the first quarter of fiscal 1995. The increase in earnings before interest expense and income taxes was due primarily to the increase in gross profit dollars as a result of higher sales and other operating revenue, and the decrease in operating and administrative expenses as a percentage of sales due to improved productivity and expense control compared to the first quarter of fiscal 1995.

         Total interest expense was $15.1 million, a decrease of 25.6% from the first quarter of fiscal 1995. The decrease in interest expense was due to lower average borrowings, lower bank loan interest spreads and the early retirement of high interest cost subordinated debentures in the second and third quarters of fiscal 1995.

         Income tax expense for the first quarter of fiscal 1996 and 1995 was $11.1 million and $8.6 million, respectively, an effective income tax rate of 22%. Income tax expense in the first quarters of both fiscal 1996 and 1995 represents alternative minimum tax and state income taxes for the Company, and reflects the utilization of net operating loss carryforwards.

         As a result of the foregoing factors, the Company had net earnings of $39.4 million, compared to $30.5 million for the first quarter of fiscal 1995, an increase of $8.9 million or 29.0%.

         At May 4, 1996 the Company operated 1,715 Eckerd Drug stores and 517 Eckerd Express Photo labs.

         Financial Condition and Liquidity

         At May 4, 1996, the Company had $496.0 million in borrowings outstanding under its bank credit agreement ($220.0 million under the term loan facility and $276.0 million under the revolving loan facility) and $125.1 million available for borrowing under the revolving loan facility portion of the bank credit agreement which is net of $98.9 million of letters of credit. The term loan facility of $220.0 million amortizes in quarterly payments of $10.0 million at the end of each of the first three quarters and $20.0 million at the end of the fourth quarter of each fiscal year for a total amortization of $50.0 million annually, and matures in full in November 2000. The revolving loan facility of $500.0 million matures in full in November 2000. At May 4, 1996 the Company had excess availability under the revolving loan commitment and accordingly did not treat the required amortization repayments as current.

         On May 4, 1996 the Company had working capital of $375.0 million and a current ratio of 1.6 to 1 compared to $311.0 million and 1.5 to 1 at February 3, 1996. Cash flow provided by operating activities decreased $8.9 million to $20.3 million compared to $29.2 million for the first quarter of fiscal 1995. The decrease was due to a $20.3 million higher use of operating cash for working capital items, including receivables, merchandise inventory, accounts payable and accrued expenses, which was partially offset by higher earnings of $8.9 million and $2.5 million more depreciation and amortization (including amortization of original issue discount and deferred debt expenses).

         Net cash from investing activities for the first quarter of fiscal 1996, and 1995 used $29.0 million and $15.0 million, respectively. Uses of cash were principally for capital expenditures of $25.8 million and $15.7 million for fiscal 1996 and 1995, respectively, for additions to the Company's drug stores and Express Photo units and improvements to existing stores and for the installation of point-of-sale product scanning equipment. Capital improvements for fiscal 1996, are estimated at approximately $130.0 million on an annual basis. Funds for the planned cash capital expenditures are expected to come from cash flow from operating activities and available borrowings, if necessary.

         Financing activities for the first quarter of fiscal 1996 provided $9.5 million. Funds were provided by $36.0 million of bank borrowings which were primarily offset by the reduction of $26.7 million of bank debit balances. Financing activities for the first quarter of fiscal 1995 used $13.1 million primarily for the reduction of $34.7 million of bank debit balances, of which funds were partially provided for by $21.5 million of bank borrowings.

         Based upon the Company's ability to generate cash flow from operating activities, the available unused portion of the revolving loan facility under the bank credit agreement and other existing sources, the Company believes that it will have the funds necessary to meet the principal and interest payments on its debt as they become due and to operate and expand its business.


               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         The Company's independent public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Accountants' Report is presented on page 10 of this report.








                               Accountants' Report

         The Board of Directors
         Eckerd Corporation:

         We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries as of May 4, 1996, and the related condensed consolidated statements of operations and cash flows for the thirteen weeks ended May 4, 1996 and April 29, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of February 3, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows, for the year then ended (not presented herein); and in our report dated March 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                              KPMG PEAT MARWICK LLP

         June 14, 1996

                           PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on May 23, 1996. As of that date proxies covering 55,948,500 shares of 69,966,834 shares outstanding were present and entitled to vote. The following Class III directors were elected to the Company's Board of Directors for a term of three years until the Annual Meeting in 1999.
                                                                   Withheld
         Nominee                               In Favor            Authority
         Albert J. Fitzgibbons, III           55,573,236            375,264
         Lewis W. Lehr                        55,563,050            385,450
         Stewart Turley                       55,024,488            924,012

         John W. Boyle, Dr. James T. Doluisio and Rupinder S. Sidhu are Class I directors and their terms expire on the date of the Annual Meeting in 1997. Donald F. Dunn, Margaret H. Jordan and Francis A. Newman are Class II directors and their terms expire on the date of the Annual Meeting in 1998. Alexis P. Michas, who was a Class II director, resigned from the Company's Board of Directors, immediately after the Company's Annual Meeting on May 23, 1996.

         The results of the voting by stockholders (proxies covering 55,938,900 shares) on the adoption of a resolution ratifying the appointment of KPMG Peat Marwick LLP, by the Board of Directors as independent auditors of the Company for the Company's 1996 fiscal year was as follows:

         In Favor                      Opposed                     Abstained
         55,841,178                    22,692                        75,030

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 The First Executive Supplemental Benefit Plan of Eckerd Corporation and Its Subsidiaries

                  10.2 The Second Executive Supplemental Benefit Plan of Eckerd Corporation and Its Subsidiaries

                  15.1     Letter re unaudited interim financial information

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the thirteen weeks ended May 4, 1996.

                                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ECKERD CORPORATION
                                                    (Registrant)

         June 18, 1996                            /s/ Samuel G. Wright
                                                 ----------------------
                                                 Samuel G. Wright
                                                 Executive Vice President/
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)


                                  Exhibit Index

                               Eckerd Corporation
                                    Form 10-Q


         Exhibit No.    Description of Exhibit                            Page

         10.1 The First Executive Supplemental Benefit Plan of Eckerd Corporation and Its Subsidiaries

         10.2 The Second Executive Supplemental Benefit Plan of Eckerd Corporation and Its Subsidiaries

         15.1           Letter re unaudited interim financial information

         27             Financial Data Schedule

















