Form 10-Q
period 1996-08-03
ECKERD CORP
filed 1996-09-17
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Twenty-Six Weeks Ended August 3, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                       1934 For the transition period from
                                       to
                     -----------------    ------------------

                           Commission File No. 1-4844


                               ECKERD CORPORATION
               (Exact name of registrant as specified in charter)


           DELAWARE                                 13-3302437
   (State of incorporation)             (I.R.S. Employer Identification No.)

                              8333 Bryan Dairy Road
                              Largo, Florida 33777
              (Address and zip code of principal executive offices)

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

  As of August 31, 1996, 70,184,243 shares of Common Stock, $.01 par value, were outstanding.


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ECKERD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

ASSETS                                                                                           Unaudited         Audited
                                                                                                   8/3/96           2/3/96
                                                                                                -----------       ----------
Current assets:
     Cash                                                                                       $     8,120            7,922
     Receivables, less allowance for doubtful receivables of $3,000                                  84,804           70,137
     Merchandise inventories                                                                        850,833          835,551
     Prepaid expenses and other current assets                                                        4,853            4,396
                                                                                                -----------       ----------
               Total current assets                                                                 948,610          918,006
                                                                                                -----------       ----------
Property, plant and equipment, at cost                                                              691,102          634,023
     Less accumulated depreciation                                                                  308,105          282,974
                                                                                                -----------       ----------
               Net property, plant and equipment                                                    382,997          351,049
                                                                                                -----------       ----------
Excess of cost over net assets acquired, less
     accumulated amortization                                                                        66,037           62,162
Favorable lease interests, less accumulated amortization                                            125,980          131,961
Unamortized debt expense                                                                              5,633            6,086
Other assets                                                                                         32,291           31,055
                                                                                                -----------       ----------
                                                                                                $ 1,561,548        1,500,319
                                                                                                ===========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Bank debit balances                                                                        $    16,225           59,620
     Current installments of long-term debt                                                             817            1,020
     Accounts payable                                                                               292,260          311,411
     Accrued expenses                                                                               250,201          234,957
                                                                                                -----------       ----------
               Total current liabilities                                                            559,503          607,008
                                                                                                -----------       ----------
Other noncurrent liabilities                                                                        138,980          136,772
Long-term debt, excluding current installments                                                      751,482          701,798
Stockholders' equity:
     Preferred stock of $.01 par value.
          Authorized 20,000,000 shares; none issued                                                       -                -
     Voting common stock of $.01 par value.
          Authorized 96,481,272 shares; issued 70,133,764
          and 69,937,790                                                                                701              700
     Nonvoting common stock of $.01 par value.
          Authorized 3,518,728 shares; none issued                                                        -                -
     Capital in excess of par value                                                                 318,629          317,654
     Retained deficit                                                                              (207,747)        (263,613)
                                                                                                -----------       ----------
               Total stockholders' equity                                                           111,583           54,741
                                                                                                -----------       ----------
                                                                                                $ 1,561,548        1,500,319
                                                                                                ===========       ==========
See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                                              -----------------------------         -----------------------------
                                                                8/3/96            7/29/95             8/3/96            7/29/95
                                                              ----------         ----------         ----------         ----------
Sales and other operating revenue                             $1,252,428          1,138,724          2,607,047          2,358,318
                                                              ----------         ----------         ----------         ----------
Costs and expenses:
     Cost of sales, including store
          occupancy, warehousing and
          delivery expense                                       979,784            885,108          2,031,207          1,824,596
     Operating and administrative expenses                       236,208            221,832            473,741            442,423
                                                              ----------         ----------         ----------         ----------
               Earnings before interest expense
                    and income taxes                              36,436             31,784            102,099             91,299
Interest expense:
     Interest expense, net                                        15,121             19,064             30,007             38,881
     Amortization of original issue discount
          and deferred debt expenses                                 251                529                504              1,068
                                                              ----------         ----------         ----------         ----------
               Total interest expense                             15,372             19,593             30,511             39,949
                                                              ----------         ----------         ----------         ----------
               Earnings before income taxes
                    and extraordinary items                       21,064             12,191             71,588             51,350
Income tax expense                                                 4,608                115             15,722              8,730
                                                              ----------         ----------         ----------         ----------
               Earnings before extraordinary
                    items                                         16,456             12,076             55,866             42,620
Extraordinary items - early retirement of
      debt net of tax benefit of $289                                  -             (1,021)                 -             (1,021)
                                                              ----------         ----------         ----------         ----------
          Net earnings                                        $   16,456             11,055             55,866             41,599
                                                              ==========         ==========         ==========         ==========

Earnings per common share:
     Earnings before extraordinary item                       $      .23                .18                .78                .65
     Extraordinary item                                                -               (.01)                 -               (.02)
                                                              ----------         ----------         ----------         ----------
         Net earnings per common share                        $      .23                .17                .78                .63
                                                              ==========         ==========         ==========         ==========


See accompanying notes to condensed consolidated financial statements.




                       ECKERD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                    Twenty-Six Weeks Ended
                                                                                                -----------------------------
Cash flows from operating activities:                                                              8/3/96           7/29/95
                                                                                                -----------       -----------
    Net earnings                                                                                $    55,866            41,599
     Adjustments to  reconcile  net  earnings to net cash  provided by operating activities:
               Extraordinary charge related to early retirement of debt                                   -             1,310
               Depreciation and amortization                                                         45,389            39,561
               Amortization of original issue discount
                    and deferred debt expenses                                                          504             1,068
                (Increase) decrease in receivables, merchandise
                    inventories and prepaid expenses                                                (26,001)            3,648
               Decrease in accounts payable and
                    accrued expenses                                                                 (9,610)          (25,167)
                                                                                                -----------       -----------
                       Net cash provided by operating activities                                     66,148            62,019
                                                                                                -----------       -----------
Cash flows from investing activities:
     Additions to property, plant and equipment                                                     (59,334)          (40,169)
     Sale of property, plant and equipment                                                            1,690             3,962
     Acquisition of certain drug store assets                                                       (13,334)           (3,400)
     Net cash proceeds from sale of subsidiary                                                            -             5,231
     Other                                                                                           (1,983)           (2,976)
                                                                                                -----------       -----------
                        Net cash used in investing activities                                       (72,961)          (37,352)
                                                                                                -----------       -----------
Cash flows from financing activities:
     Decrease in bank debit balances                                                                (43,395)          (26,532)
     Additions to long-term debt                                                                          -               648
     Reductions of long-term debt                                                                      (519)             (795)
     Net additions under current credit agreement                                                    50,000            18,907
     Redemption of 11.125% subordinated debentures                                                        -           (16,640)
     Other                                                                                              925               610
                                                                                                -----------       -----------
                        Net cash provided by (used in) financing
                            activities                                                                7,011           (23,802)
                                                                                                -----------       -----------
Net increase in cash                                                                                    198               865
Cash at beginning of period                                                                           7,922             8,898
                                                                                                -----------       -----------
Cash at end of period                                                                           $     8,120             9,763
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

         Certain amounts have been reclassified in the February 3, 1996 condensed consolidated balance sheet to conform to the August 3, 1996 presentation.

         Note 2.
         -------
         Substantially  all inventories  are determined on a last-in,  first-out
         (LIFO) cost basis. At August 3, 1996 and February 3, 1996 inventories would have been greater by approximately $100,500 and $91,900, respectively,  if  inventories  were  valued on a  first-in,  first-out
         (FIFO) cost basis. Since LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial statements. The cost of merchandise sold is calculated on an estimated basis and adjusted based on inventories taken during the fiscal year.

         Note 3.
         -------
         The weighted average number of shares outstanding for thirteen and twenty-six weeks ended August 3, 1996 and July 29, 1995 were 71,825 and 71,856 in 1996 and 65,794 and 65,710 in 1995.

         Note 4.
         -------
         All share information in these condensed consolidated financial statements reflect the two-for-one stock split effected in the form of a stock dividend which was paid on May 13, 1996 to stockholders of record on April 22, 1996.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                           ECKERD CORPORATION AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Results of Operations

         Sales and other operating revenue for the second quarter and twenty-six weeks ended August 3, 1996, increased 10.0% and 10.6% over last year to $1.3 and $2.6 billion. Sales benefited from significant increases in prescription sales as well as from increases in front end sales and from the acquisition of certain Florida drug stores from Rite Aid (the "Florida Rite Aid Acquisition") at the beginning of the third quarter of last year. Prescription sales increased 16.1% and 16.1% to $707.3 million and $1.5 billion, and front end sales increased 3.1% and 4.3% to $543.3 million and $1.1 billion. Comparable drug store sales (stores open one year or more, excluding 0.7% from the impact of relocated stores open less than one year) increased 7.1% and 8.1%, compared to a 9.0% and 8.8% increase in the second quarter and twenty-six weeks last year. The increase in comparable drug store sales was primarily attributable to the increase in sales of prescription drugs. Comparable drug store sales growth was also positively affected by increased sales of non-prescription items in the health and convenience categories.

         Prescription sales as a percentage of drug store sales were 56.6% and 56.0% compared to 53.6% and 53.4% for the second quarter and twenty-six weeks last year. The growth in prescription sales was primarily the result of increased managed care prescription sales and the Florida Rite Aid Acquisition. These strong sales were in spite of a more severe cough, cold and flu season in the first quarter of last year. Managed care prescription sales increased to 75.0% and 74.4% of prescription sales compared to 69.9% and 69.4% in the second quarter and twenty-six weeks last year. Prescription sales to managed care payors, in terms of both dollar volume and as a percentage of total prescription sales, are expected to continue to increase in the current year and for the foreseeable future. Managed care payors typically negotiate lower prescription prices than those on non-managed care prescriptions, resulting in decreasing gross profit margins on prescription sales. However, contracts with managed care payors generally increase the volume of prescription sales and gross profit dollars.

         As a percentage of sales, cost of sales and related expenses were 78.2% and 77.9% compared to 77.7% and 77.4% for the second quarter and twenty-six weeks last year. The cost of sales as a percentage of sales increases resulted primarily from the continued increase in lower gross profit margin managed care prescription sales. The LIFO charge was $4.5 and $8.6 million compared to $3.1 and $6.0 million for the second quarter and twenty-six weeks last year.

         Operating and administrative expenses for the second quarter and twenty-six weeks increased 6.5% and 7.1% over last year to $236.2 and $473.7 million. As a percentage of sales, operating and administrative expenses decreased to 18.9% and 18.2% from 19.5% and 18.8%. The decreases as a percentage of sales resulted primarily from operating efficiencies related to higher sales and cost controls which helped produce lower costs as a percentage of sales in such expense categories as payroll and insurance.

         Earnings before interest expense, income taxes and extraordinary items for the second quarter and twenty-six weeks increased 14.6% and 11.8% over last year to $36.4 and $102.1 million. The increases were due primarily to the increase in gross profit dollars as a result of higher sales and other operating revenue, and the decrease in operating and administrative expenses as a percentage of sales due to improved productivity and expense control.

         Total interest expense for the second quarter and twenty-six weeks decreased 21.5% and 23.6% from last year to $15.4 and $30.5 million. The decreases were due to lower average borrowings, lower bank loan interest rate spreads and the early retirement of high interest cost subordinated debentures in the second and third quarters of last year.

         The second quarter of last year included an adjustment to the estimated annual income tax rate, which resulted in almost no income tax expense. Income tax expense for the second quarter and twenty-six weeks was $4.6 and $15.7 million compared to $0.1 and $8.7 million last year, an annual effective income tax rate of 22% compared to 17% last year. Income tax expense in both periods represents alternative minimum tax and state income taxes, and reflects the utilization of net operating loss carryforwards which is lower compared to last year.

         As a result of the foregoing factors, net earnings before extraordinary items for the second quarter and twenty-six weeks were $16.5 and $55.9 million, compared to $12.1 and $42.6 million last year, an increase of $4.4 and $13.3 million or 36.3% and 31.1%. If the second quarter of last year had included income tax expense at the annual 17% tax rate, net earnings before extraordinary items would have been $10.1 million, and the current year second quarter increase would have been 62.6%.

         At August 3, 1996 the Company operated 1,725 Eckerd Drug stores and 533 Eckerd Express Photo labs.

         Financial Condition and Liquidity

         At August 3, 1996, $510.0 million in borrowings were outstanding under the bank credit agreement ($210.0 million under the term loan facility and $300.0 million under the revolving loan facility) and $108.1 million was available for borrowing under the revolving loan facility portion of the bank credit agreement which is net of $91.9 million of letters of credit. The term loan facility amortizes in $10.0 million quarterly payments ($20.0 million in the fourth quarter of each year), and matures in full together with the revolving loan facility in November 2000. At August 3, 1996 there was excess availability under the revolving loan commitment, therefore, the required amortization repayments were not treated as current.

         On August 3, 1996 working capital was $389.1 million and the current ratio was 1.7 to 1 compared to $311.0 million and 1.5 to 1 at February 3, 1996. Cash flow provided by operating activities increased $4.1 million to $66.1 million compared to $62.0 million for the twenty-six weeks last year. The increase was due to a $14.3 million higher earnings increase and $5.3 million more depreciation and amortization which was partially offset by a $14.1 million greater use of operating cash for working capital items.

         Net cash used in investing activities for the twenty-six weeks was $73.0 million compared to $37.4 million last year. Uses of cash were principally for capital expenditures of $59.3 million compared to $40.2 million last year for additions to drug stores and Express Photo units, improvements to existing stores and for the installation of point-of-sale product scanning equipment. Another use of cash was for acquisitions of drug store assets of $13.3 million compared to $3.4 million last year. Capital improvements for the current year are expected to be $130.0 million. Funds for the planned cash capital expenditures are expected to come from cash flow from operating activities and available borrowings, if necessary.

         Financing activities for the twenty-six weeks provided $7.0 million, compared to a use of $23.8 million last year. In the current year, funds were provided by $50.0 million of bank borrowings which were primarily offset by the reduction of $43.4 million of bank debit balances. Last year the use of funds were primarily for the reduction of $26.5 million of bank debit balances and the redemption of $16.6 million of 11.125% subordinated debentures, net of funds primarily provided for by $18.9 million of bank borrowings.

         Based upon the Company's ability to generate cash flow from operating activities, the available unused portion of the revolving loan facility under the bank credit agreement and other sources, the Company believes that it will have the funds necessary to meet the principal and interest payments on its debt as they become due and to operate and expand its business.

                   REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         The Company's independent public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Accountants' Report is presented on page 9 of this report.

                                  Accountants' Report

         The Board of Directors
         Eckerd Corporation:

         We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries as of August 3, 1996, and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty-six weeks ended August 3, 1996 and July 29, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                                         KPMG PEAT MARWICK LLP

         September 11, 1996

                           PART II. OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                   3.1     Amended and Restated By-Laws of the Company

                  15.1     Letter re unaudited interim financial information

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the thirteen weeks ended August 3, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ECKERD CORPORATION
                                                    (Registrant)

         September 13, 1996                      /s/ Samuel G. Wright
                                                 ----------------------
                                                 Samuel G. Wright
                                                 Executive Vice President/
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                                  Exhibit Index

                               Eckerd Corporation
                                    Form 10-Q


         Exhibit No.           Description of Exhibit                     Page

          3.1         Amended and Restated By-Laws of the Company

         15.1         Letter re unaudited interim financial information

         27           Financial Data Schedule


