Form 10-Q
period 1996-11-02
ECKERD CORP
filed 1996-12-16
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Thirty-Nine Weeks Ended November 2, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                       1934 For the transition period from
                                       to
                       ----------------  ----------------

                           Commission File No. 1-4844


                               ECKERD CORPORATION
               (Exact name of registrant as specified in charter)


          DELAWARE                                     13-3302437
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

   As of November 30, 1996, 70,412,675 shares of Common Stock, $.01 par value, were outstanding.


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ECKERD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



ASSETS                                                                                           Unaudited         Audited
                                                                                                  11/2/96          2/3/96
                                                                                                -----------      ----------
Current assets:
     Cash                                                                                       $     8,421           7,922
     Receivables, less allowance for doubtful receivables of $3,000                                  90,262          70,137
     Merchandise inventories                                                                        968,720         835,551
     Prepaid expenses and other current assets                                                        3,593           4,396
                                                                                                -----------      ----------
               Total current assets                                                               1,070,996         918,006
                                                                                                -----------      ----------
Property, plant and equipment, at cost                                                              716,205         634,023
     Less accumulated depreciation                                                                  320,359         282,974
                                                                                                -----------      ----------
               Net property, plant and equipment                                                    395,846         351,049
                                                                                                -----------      ----------
Excess of cost over net assets acquired, less
     accumulated amortization                                                                        66,364          62,162
Favorable lease interests, less accumulated amortization                                            118,524         131,961
Unamortized debt expense                                                                              5,476           6,086
Other assets                                                                                         31,643          31,055
                                                                                                -----------      ----------
                                                                                                $ 1,688,849       1,500,319
                                                                                                ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Bank debit balances                                                                        $    16,919          59,620
     Current installments of long-term debt                                                             784           1,020
     Accounts payable                                                                               402,986         311,411
     Accrued expenses                                                                               240,921         234,957
                                                                                                -----------      ----------
               Total current liabilities                                                            661,610         607,008
                                                                                                -----------      ----------
Other noncurrent liabilities                                                                        134,342         136,772
Long-term debt, excluding current installments                                                      768,705         701,798
Stockholders' equity:
     Preferred stock of $.01 par value.
          Authorized 20,000,000 shares; none issued                                                       -               -
     Voting common stock of $.01 par value.
          Authorized 96,481,272 shares; issued 70,384,275
          and 69,937,790                                                                                704             700
     Nonvoting common stock of $.01 par value.
          Authorized 3,518,728 shares; none issued                                                        -               -
     Capital in excess of par value                                                                 320,305         317,654
     Retained deficit                                                                              (196,817)       (263,613)
                                                                                                -----------      ----------
               Total stockholders' equity                                                           124,192          54,741
                                                                                                -----------      ----------
                                                                                                $ 1,688,849       1,500,319
                                                                                                ===========      ==========
See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                              -----------------------------          ----------------------------
                                                               11/2/96            10/28/95            11/2/96           10/28/95
                                                              ----------         ----------          ---------          ---------
Sales and other operating revenue                             $1,280,375          1,164,907          3,887,422          3,523,225
                                                              ----------         ----------          ---------          ---------
Costs and expenses:
     Cost of sales, including store
          occupancy, warehousing and
          delivery expense                                     1,012,451            915,137          3,043,658          2,739,733
     Operating and administrative expenses                       238,295            224,301            712,036            666,724
                                                              ----------         ----------          ---------          ---------
               Earnings before interest expense
                    and income taxes                              29,629             25,469            131,728            116,768
Interest expense:
     Interest expense, net                                        15,320             18,266             45,327             57,147
     Amortization of original issue discount
          and deferred debt expenses                                 261                454                765              1,522
                                                              ----------         ----------          ---------          ---------
               Total interest expense                             15,581             18,720             46,092             58,669
                                                              ----------         ----------          ---------          ---------
               Earnings before income taxes
                    and extraordinary items                       14,048              6,749             85,636             58,099
Income tax expense                                                 3,118              1,147             18,840              9,877
                                                              ----------         ----------          ---------          ---------
               Earnings before extraordinary
                    items                                         10,930              5,602             66,796             48,222
Extraordinary items - early retirement of
      debt net of tax benefit of $947 and
      $1,236                                                           -             (5,012)                 -             (6,033)
                                                              ----------         ----------          ---------          ---------
              Net earnings                                    $   10,930                590             66,796             42,189
                                                              ==========         ==========          =========          =========

Earnings per common share:
     Earnings before extraordinary item                       $      .15                .08                .93                .71
     Extraordinary item                                                -               (.07)                 -               (.09)
                                                              ----------         ----------          ---------          ---------
             Net earnings per common share                    $      .15                .01                .93                .62
                                                              ==========         ==========          =========          =========


See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   Thirty-Nine Weeks Ended
                                                                                                -----------------------------
Cash flows from operating activities:                                                             11/2/96           10/28/95
                                                                                                -----------         ---------
     Net earnings                                                                               $    66,796            42,189
     Adjustments to  reconcile  net  earnings to net cash  provided by operating activities:
               Extraordinary charge related to early retirement of debt                                   -             7,269
               Depreciation and amortization                                                         68,484            61,460
               Amortization of original issue discount
                    and deferred debt expenses                                                          765             1,522
               Increase in receivables, merchandise
                    inventories and prepaid expenses                                               (148,086)         (111,044)
               Increase in accounts payable and
                    accrued expenses                                                                 91,698            51,900
                                                                                                -----------         ---------
                       Net cash provided by operating activities                                     79,657            53,296
                                                                                                -----------         ---------
Cash flows from investing activities:
     Additions to property, plant and equipment                                                     (89,791)          (69,301)
     Sale of property, plant and equipment                                                            2,822             4,482
     Acquisition of certain drug store assets                                                       (15,922)          (69,628)
     Net cash proceeds from sale of subsidiary                                                            -             5,231
     Other                                                                                           (2,738)           (4,224)
                                                                                                -----------         ---------
                        Net cash used in investing activities                                      (105,629)         (133,440)
                                                                                                -----------         ---------
Cash flows from financing activities:
     Decrease in bank debit balances                                                                (42,701)          (25,204)
     Additions to long-term debt                                                                          -               667
     Reductions of long-term debt                                                                      (829)           (1,292)
     Net additions under current credit agreement                                                    67,500           117,860
     Common stock sold in a public offering, net of expenses of sale                                      -            82,322
     Redemption of 11.125% subordinated debentures                                                        -           (95,500)
     Other                                                                                            2,501             1,766
                                                                                                -----------         ---------
                        Net cash provided by financing activities                                    26,471            80,619
                                                                                                -----------         ---------
Net increase in cash                                                                                    499               475
Cash at beginning of period                                                                           7,922             8,898
                                                                                                -----------         ---------
Cash at end of period                                                                           $     8,421             9,373
                                                                                                ===========         =========

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

         Certain amounts have been reclassified in the February 3, 1996 condensed consolidated balance sheet to conform to the November 2, 1996 presentation.

         Note 2.
         -------
         Substantially  all inventories  are determined on a last-in,  first-out
         (LIFO) cost basis. At November 2, 1996 and February 3, 1996 inventories would have been greater by approximately $105,100 and $91,900, respectively,  if  inventories  were  valued on a  first-in,  first-out
         (FIFO) cost basis. Since LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial statements. The cost of merchandise sold is calculated on an estimated basis and adjusted based on inventories taken during the fiscal year.

         Note 3.
         -------
         The weighted average number of shares outstanding for thirteen and thirty-nine weeks ended November 2, 1996 and October 28, 1995 were 72,154 and 71,955 in 1996 and 71,242 and 67,554 in 1995.

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

         Note 6.
         -------
         On November 3, 1996, the Company announced that J.C. Penney Company, Inc. ("Penney"), a subsidiary of Penney and the Company had entered into a definitive agreement (the "Merger Agreement") pursuant to which Penney would acquire the Company through a cash tender offer and second step merger. The aggregate transaction value, including the assumption of Company debt, is approximately $3.3 billion.

         The transaction will be effected through a cash tender offer at $35.00 per share for approximately 35.3 million shares, or 50.1% of Company stock, which expired on December 6, 1996, to be followed by a second step merger in which Company shareholders will receive (i) if the Stock Condition (as defined in the Merger Agreement) has been satisfied,
         0.6604 of a share of Penney stock for each remaining Company share not purchased in the cash tender offer (valued at $35.00 per Company share, based on the price of Penney's stock as of the close of trading on November 1, 1996) or (ii) if the Stock Condition has not been satisfied, $35.00 per share in cash. It is contemplated that if the Company shareholders receive Penney stock in the merger the exchange of shares in the second step of the transaction will be tax-free to the Company's shareholders. It is expected that the acquisition will be completed in early 1997.

         The planned acquisition would create a combined 2,600 drug store operation stretching across the Northeast, Midwest and the Sunbelt, with combined 1997 sales expected to approach $10.0 billion.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                       ECKERD CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Results of Operations

         Sales and other operating revenue for the third quarter and thirty-nine weeks ended November 2, 1996, increased 9.9% and 10.3% over last year to $1.3 and $3.9 billion. Sales benefited from significant increases in prescription sales as well as from increases in front end sales and from the acquisition of certain Florida drug stores from Rite Aid (the "Florida Rite Aid Acquisition") at the beginning of the third quarter of last year. Prescription sales increased 13.0% and 15.0% to $737.2 million and $2.2 billion, and front end sales increased 6.1% and 4.9% to $541.3 million and $1.7 billion. Comparable drug store sales (stores open one year or more, including 1.0% and 0.9% from the impact of relocated stores open less than one year) increased 7.4% and 8.4%, compared to a 10.5% and 9.5% increase in the third quarter and thirty-nine weeks last year. The increase in comparable drug store sales was primarily attributable to the increase in sales of prescription drugs. Comparable drug store sales growth was also positively affected by increased sales of non-prescription items in the health and convenience categories.

         Prescription sales as a percentage of drug store sales were 57.7% and 56.6% compared to 56.1% and 54.3% for the third quarter and thirty-nine weeks last year. The growth in prescription sales was primarily the result of increased managed care prescription sales and the Florida Rite Aid Acquisition. These sales increases were in spite of a more severe cough, cold and flu season in the first quarter of last year. Managed care prescription sales increased to 76.4% and 75.1% of prescription sales compared to 71.1% and 70.0% in the third quarter and thirty-nine weeks last year. Prescription sales to managed care payors, in terms of both dollar volume and as a percentage of total prescription sales, are expected to continue to increase in the current year and for the foreseeable future. Managed care payors typically negotiate lower prescription prices than those on non-managed care prescriptions, resulting in decreasing gross profit margins on prescription sales. However, contracts with managed care payors generally increase the volume of prescription sales and gross profit dollars.

         As a percentage of sales, cost of sales and related expenses were 79.1% and 78.3% compared to 78.6% and 77.8% for the third quarter and thirty-nine weeks last year. The cost of sales as a percentage of sales increases resulted primarily from the continued increase in lower gross profit margin managed care prescription sales. The LIFO charge was $4.6 and $13.2 million compared to $3.8 and $9.8 million for the third quarter and thirty-nine weeks last year.

         Operating and administrative expenses for the third quarter and thirty-nine weeks increased 6.2% and 6.8% over last year to $238.3 and $712.0 million. As a percentage of sales, operating and administrative expenses decreased to 18.6% and 18.3% from 19.2% and 18.9%. The decreases as a percentage of sales resulted primarily from operating efficiencies related to higher sales and cost controls which helped produce lower costs as a percentage of sales in such expense categories as payroll and insurance.

         Earnings before interest expense, income taxes and extraordinary items for the third quarter and thirty-nine weeks increased 16.3% and 12.8% over last year to $29.6 and $131.7 million. The increases were due primarily to the increase in gross profit dollars as a result of higher sales and other operating revenue, and the decrease in operating and administrative expenses as a percentage of sales due to improved productivity and expense control.

         Total interest expense for the third quarter and thirty-nine weeks decreased 16.8% and 21.4% from last year to $15.6 and $46.1 million. The decreases were due to lower average borrowings, lower bank loan interest rate spreads and the early retirement of high interest cost subordinated debentures in the second and third quarters of last year.

         Income tax expense for the third quarter and thirty-nine weeks was $3.1 and $18.8 million compared to $1.1 and $9.9 million last year, an annual effective income tax rate of 22% compared to 17% last year. Income tax expense in both periods represents alternative minimum tax and state income taxes, and reflects a lower rate of utilization of net operating loss carryforwards compared to last year.

         As a result of the foregoing factors, net earnings before extraordinary items for the third quarter and thirty-nine weeks were $10.9 and $66.8 million, compared to $5.6 and $48.2 million last year, an increase of $5.3 and $18.6 million or 95.1% and 38.5%.

         At November 2, 1996 the Company operated 1,730 Eckerd Drug stores and 555 Eckerd Express Photo labs.

         Financial Condition and Liquidity

         At November 2, 1996, $527.5 million in borrowings were outstanding under the bank credit agreement ($200.0 million under the term loan facility and $327.5 million under the revolving loan facility) and $88.1 million was available for borrowing under the revolving loan facility portion of the bank credit agreement which is net of $84.4 million of letters of credit. The term loan facility amortizes in $10.0 million quarterly payments ($20.0 million in the fourth quarter of each year), and matures in full together with the revolving loan facility in November 2000. At November 2, 1996 there was excess availability under the revolving loan commitment, therefore, the required amortization repayments were not treated as current.

         On November 2, 1996 working capital was $409.4 million and the current ratio was 1.6 to 1 compared to $311.0 million and 1.5 to 1 at February 3, 1996. Cash flow provided by operating activities increased $26.4 million to $79.7 million compared to $53.3 million for the thirty-nine weeks last year. The increase was due to a $24.6 million higher earnings increase, $6.3 million more depreciation and amortization and a $2.8 million lower use of operating cash for working capital items.

         Net cash used in investing activities for the thirty-nine weeks was $105.6 million compared to $133.4 million last year. Uses of cash were principally for capital expenditures of $89.8 million compared to $69.3 million last year for additions to drug stores and Express Photo units, improvements to existing stores and for the installation of point-of-sale product scanning equipment. Another use of cash was for acquisitions of drug store assets of $15.9 million compared to $69.6 million last year. Capital improvements for the current year are expected to be $130.0 million. Funds for the planned cash capital expenditures are expected to come from cash flow from operating activities and available borrowings, if necessary.

         Financing activities for the thirty-nine weeks provided $26.5 million, compared to $80.6 million last year. In the current year, funds were provided by $67.5 million of bank borrowings which were primarily offset by the reduction of $42.7 million of bank debit balances. Last year $82.3 million of funds came from the August 2, 1995 public offering. Funds were also provided by $117.9 million of bank borrowings which were used primarily for the redemption of $78.9 and $16.6 million (September and May of 1995) of 11.125% subordinated debentures, and for the reduction of $25.2 million in bank debit balances.

         Based upon the Company's ability to generate cash flow from operating activities, the available unused portion of the revolving loan facility under the bank credit agreement and other sources, the Company believes that it will have the funds necessary to meet the principal and interest payments on its debt as they become due and to operate and expand its business.

         On November 3, 1996, the Company announced that J.C. Penney Company, Inc. ("Penney"), a subsidiary of Penney and the Company had entered into a definitive agreement (the "Merger Agreement") pursuant to which Penney would acquire the Company through a cash tender offer and second step merger. The aggregate transaction value, including the assumption of Company debt, is approximately $3.3 billion.

         The transaction will be effected through a cash tender offer at $35.00 per share for approximately 35.3 million shares, or 50.1% of Company stock, which expired on December 6, 1996, to be followed by a second step merger in which Company shareholders will receive (i) if the Stock Condition (as defined in the Merger Agreement) has been satisfied,
         0.6604 of a share of Penney stock for each remaining Company share not purchased in the cash tender offer (valued at $35.00 per Company share, based on the price of Penney's stock as of the close of trading on November 1, 1996) or (ii) if the Stock Condition has not been satisfied, $35.00 per share in cash. It is contemplated that if the Company shareholders receive Penney stock in the merger the exchange of shares in the second step of the transaction will be tax-free to the Company's shareholders. It is expected that the acquisition will be completed in early 1997.

         The planned acquisition would create a combined 2,600 drug store operation, stretching across the Northeast, Midwest and the Sunbelt, with combined 1997 sales expected to approach $10.0 billion.


                  REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
         The Company's independent public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Accountants' Report is presented on page 11 of this report.

                               Accountants' Report

         The Board of Directors
         Eckerd Corporation:

         We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries as of November 2, 1996, and the related condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine weeks ended November 2, 1996 and October 28, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                                       KPMG PEAT MARWICK LLP

         December 9, 1996

                           PART II. OTHER INFORMATION

         Item 5.  Other Information

                  On November 3, 1996, the Company announced that J.C. Penney Company, Inc. ("Penney"), a subsidiary of Penney and the Company had entered into a definitive agreement (the "Merger Agreement") pursuant to which Penney would acquire the Company through a cash tender offer and second step merger. The aggregate transaction value, including the assumption of Company debt, is approximately $3.3 billion.

                  The transaction will be effected through a cash tender offer at $35.00 per share for approximately 35.3 million shares, or 50.1% of Company stock, which expired on December 6, 1996, to be followed by a second step merger in which Company shareholders will receive (i) if the Stock Condition (as defined in the Merger Agreement) has been satisfied, 0.6604 of a share of Penney stock for each remaining Company share not purchased in the cash tender offer (valued at $35.00 per Company share, based on the price of Penney's stock as of the close of trading on November 1, 1996) or (ii) if the Stock Condition has not been satisfied, $35.00 per share in cash. It is contemplated that if the Company shareholders receive Penney stock in the merger the exchange of shares in the second step of the transaction will be tax-free to the Company's shareholders. It is expected that the acquisition will be completed in early 1997.

                  The planned acquisition would create a combined 2,600 drug store operation, stretching across the Northeast, Midwest and the Sunbelt, with combined 1997 sales expected to approach $10.0 billion. Eckerd President and Chief Executive Officer, Frank A. Newman, will become Chief Executive officer of the combined drug store operations of Eckerd and Thrift Drug (Penney's drug store subsidiary). Mr. Newman will report directly to James E. Oesterreicher, Chief Executive Officer of Penney, and will become a member of the Penney Management Committee. A transition team headed by Mr. Newman and including John E. Fesperman, Penney Senior Vice President and Chairman of the Board of Thrift Drug, and Robert Hannan, President and Chief Executive Officer of Thrift Drug, has been formed to ensure an orderly integration of the two operations.

         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Amended and Restated Agreement and Plan of Merger among Eckerd Corporation, J.C. Penney Company,
                         Inc. and Omega Acquisition Corporation, Inc., dated as of November 2, 1996 (filed as Exhibit (c)(1) to the
                         Schedule 14D-1 dated November 7, 1996 and incorporated herein by reference).

                  10.2 Amended and Restated Stock Option Agreement dated as of November 2, 1996, between Eckerd Corporation and J.C. Penney Company, Inc. (filed as Exhibit (c)(2) to the Schedule 14D-1 dated November 7, 1996 and incorporated herein by reference).

                  10.3 Amendment No. 1, dated as of November 2, 1996, to the Employment Agreement made as of February 4, 1996, by and between Eckerd Corporation and Francis A. Newman (filed as Exhibit (c)(3) to the Schedule 14D-1 dated November 7, 1996 and incorporated herein by reference).

                  15.1   Letter re unaudited interim financial information.

                  27     Financial Data Schedule.

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the thirteen weeks ended November 2, 1996.

                                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ECKERD CORPORATION
                                                    (Registrant)

         December 13, 1996                       /s/ Samuel G. Wright
                                                 ----------------------
                                                 Samuel G. Wright
                                                 Executive Vice President/
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                                  Exhibit Index

                               Eckerd Corporation
                                    Form 10-Q


         Exhibit No.         Description of Exhibit                        Page

         10.1          Amended and Restated Agreement and Plan               *
                       of Merger among Eckerd Corporation, J.C. Penney Company, Inc. and Omega Acquisition Corporation,
                       Inc. dated as of November 2, 1996

         10.2          Amended and Restated Stock Option Agreement           *
                       dated as of November 2, 1996 between Eckerd
                       Corporation and J.C. Penney Company, Inc.

         10.3          Amendment No. 1 dated as of November 2, 1996          *
                       to the Employment Agreement made as of
                       February 4, 1996 by and between Eckerd Corporation and Francis A. Newman

         15.1          Letter re unaudited interim financial information

         27            Financial Data Schedule


         -----------------------------
         * Incorporated by reference

