Form 10-K405
period 1997-02-01
ECKERD CORP
filed 1997-05-02
CIK 31364

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K405

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 1, 1997
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from               to

                         Commission File Number 1-4844

                              ECKERD CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                                  51-0378122
       (State of incorporation)             (I.R.S. Employer Identification No.)

                             8333 Bryan Dairy Road
                                Largo, FL 33777
             (Address and zip code of principal executive offices)

                                (813) 399-6000
              (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each
        Title of each class                     exchange on which registered
        -------------------                     ----------------------------
9 1/4% Senior Subordinated Notes Due 2004         New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X  No   .
                                              ---   ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. [ X ]

    The registrant has no voting stock held by non-affiliates.

    As of March 31, 1997, the registrant had 100 shares of common stock outstanding.

    Documents Incorporated by Reference:  None.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K405 WITH THE REDUCED DISCLOSURE FORMAT PROVIDED FOR IN GENERAL INSTRUCTION I TO FORM 10-K.

                              ECKERD CORPORATION
                  FEBRUARY 1, 1997 FORM 10-K405 ANNUAL REPORT
                               TABLE OF CONTENTS

ITEM                                                                      PAGE
----                                                                      ----

                                     PART I

 1.  Business                                                                3
 2.  Properties                                                              9
 3.  Legal Proceedings                                                      10

                                    PART II


 5.    Market for the Registrant's Common Equity and Related
        Stockholder Matters                                                 10
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                            11
 8.    Financial Statements and Supplementary Data                          14
 9.    Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                15


                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K       15

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Eckerd Corporation (the "Company" or "Eckerd") operates the Eckerd drugstore chain, which is one of the largest drugstore chains in the United States. At February 1, 1997, the Eckerd chain consisted of 1,756 stores in 13 states located primarily in the Sunbelt. Over its 44-year history, the Eckerd drugstore chain has built a strong market position in areas where demographic characteristics are favorable to drugstore growth. Eckerd stores are concentrated in 10 of the 12 metropolitan statistical areas with the largest percentage growth in population from 1980 to 1990, and, according to industry sources, ranks first or second in terms of drugstore sales in 20 of the major metropolitan markets in which it operates.

    The primary focus of Eckerd stores is the sale of prescription and over-the-counter drugs, which, during fiscal 1996, generated approximately 63% of the Company's sales. Eckerd stores sell a wide variety of nonpharmacy merchandise, including health and beauty aids, convenience foods, greeting cards and numerous other convenience products. Another significant focus of Eckerd stores is photofinishing. All Eckerd stores offer overnight photofinishing services, and at February 1, 1997 there were Eckerd Express Photo one-hour photofinishing mini-labs in 587 stores.

    The Company believes that customer service and convenience are critical in positioning itself as the alternative to mass merchandisers, supermarkets and other large format retailing channels. The Company emphasizes service and convenience through pharmacy support services, store location and design, merchandising programs and operating hours geared to the needs of the particular market.

    The Company was formed by J. C. Penney Company, Inc. ("JCPenney") in 1996 for the purpose of acquiring the former Eckerd Corporation ("Old Eckerd") in a transaction effected through a cash tender offer of $35.00 per share for 50.1% of Old Eckerd's outstanding common stock (which was completed in December 1996), followed by a second step merger completed on February 27, 1997 in which Old Eckerd stockholders received 0.6604 shares of JCPenney common stock for each remaining share of Old Eckerd common stock not purchased in the tender offer (the "Acquisition"). Unless the context requires otherwise, references to the Company or Eckerd relating to time periods prior to February 27, 1997 are to Old Eckerd.

THE DRUGSTORE INDUSTRY

    Prescription and over-the-counter medications have traditionally been sold by independent drugstores as well as drugstore chains, such as Eckerd. The drugstore industry has recently undergone significant changes as a result of the following important trends: (i) the increase in third-party payments for prescription drugs, (ii) the consolidation within the drugstore industry, (iii) the aging of the United States population and (iv) the increase in competition from non-traditional retailers of prescription and over-the-counter drugs.

    During the last several years, a growing percentage of prescription drug volume throughout the industry has been accounted for by sales to customers who are covered by third-party payment programs ("managed care sales"). In a typical managed care sale, the drugstore has a contract with a managed care payor, such as an insurance company, health maintenance organization ("HMO"), preferred provider organization ("PPO"), other managed care provider, government agency or private employer, which agrees to pay for part or all of the customer's eligible prescription purchases. Although these managed care sales contracts often provide a high volume of prescription sales, such sales typically generate lower gross margins than non-managed care sales due principally to the highly competitive nature of this business and the high level of competition between managed care firms and the resulting efforts to reduce costs. Larger drugstore chains, such as Eckerd, are better able to service the growing managed care segment than independent drugstores and smaller chains as a result of the larger chains' more sophisticated technology systems, larger number of stores and greater penetration within their markets.

    As a result of the economies of scale from which larger drugstore chains benefit as well as the managed care payment trend, the number of independent drugstores and smaller drugstore chains has decreased as many of such retailers have been acquired by larger drugstore chains. This trend is expected to continue because larger chains are better positioned to handle the increased managed care sales, purchase inventory on more advantageous terms and achieve other economies of scale with respect to their marketing, advertising, distribution and other expenditures.

    Strong demographic trends have also contributed to changes in the drugstore industry, as the group of persons over age 50 is the fastest growing segment of the United States population. This trend has had, and is expected to continue to have, a marked effect on the pharmacy business in the United States because consumer prescription and over-the-counter drug usage generally increases with age. The Company's markets have large concentrations of, and are continuing to experience significant growth in, the number of persons over age 65.

ECKERD DRUGSTORES

    As of February 1, 1997, the Company operated the number of Eckerd stores and Eckerd Express Photo centers indicated below in each of the following states:

                                                  Drugstores
                                      Eckerd      With Eckerd
                                       Drug      Express Photo
                                      Stores        Centers
                                      ------        -------
             Florida                    583           267
             Texas                      475           159
             North Carolina             178            52
             Georgia                    177            63
             Louisiana                   95            21
             South Carolina              78            15
             New Jersey                  45             2
             Tennessee                   36             1
             Oklahoma                    34             2
             Mississippi                 25             -
             Alabama                     16             3
             Delaware                    12             2
             Maryland                     2             -
                                      -----           ---
                Total                 1,756           587
                                      =====           ===

    Over the past five years the Company has implemented several initiatives designed to improve the quality and operating performance of the Company's store base. Among such initiatives are the opening, relocation and acquisition of additional stores, the closure or divestiture of underperforming stores and an extensive remodeling program. Since the beginning of fiscal 1992, 300 Eckerd drugstores have been opened or acquired within the Company's existing markets, more than 230 underperforming stores have been closed or divested, and a substantial number of the Company's remaining stores have been remodeled. In addition, the Company opened more than 200 Express Photo centers. The Company has also increased the degree to which merchandise is tailored to specific markets, instituted a chainwide shrinkage reduction program and made a significant investment in its management information systems.

    The following table summarizes the number of Eckerd drugstores operated by the Company and the sales on an aggregate and per store basis for the last five years.

                                                                  Fiscal Years
                                                               --------------------
                                             1996         1995             1994        1993        1992
                                          -----------  ----------       ----------  ----------  ----------
Number of Eckerd drugstores at
    beginning of period                        1,715       1,735            1,718       1,696       1,675
Stores opened or acquired (1)                     73          88   (2)         39          52          50
Stores sold or closed                            (32)       (108)  (3)        (22)        (30)        (29)
                                          ----------   ---------        ---------   ---------   ---------
Number of Eckerd drugstores
    at end of period                           1,756       1,715            1,735       1,718       1,696
                                          ==========   =========        =========   =========   =========

Number with Express Photo centers                587         515              481         413         378
Sales of Eckerd drugstores (in            $5,359,611   4,986,804        4,436,926   4,052,302   3,759,246
 thousands)
Average annual sales per Eckerd drug
    store (in thousands)                  $    3,103       2,925            2,584       2,388       2,244

______________________________
(1)  Excludes relocations.
(2)  Includes 40 Florida stores acquired from Rite Aid of Florida, Inc.
(3) Consists of (i) 84 stores that were closed as a result of the Company's decision in the fourth quarter of fiscal 1994 to accelerate the closing of approximately 90 geographically dispersed, underperforming stores, and (ii) 24 stores closed in the normal course of business.

    The Company intends to continue to expand its business through both internal expansion and acquisitions of drugstore chains and independent drugstores. Although the Company currently plans to expand within the Company's existing markets, the Company also considers strategic acquisitions in other markets. The Company opened or acquired 151 drugstores (including 78 relocations) in fiscal 1996 and has a goal of opening 150 drugstores (including relocations) in fiscal 1997 and expects the rate of new store development to accelerate each year thereafter, through fiscal 2000. The majority of the new and relocated stores are expected to be freestanding locations. In addition to such openings and acquisitions, the Company expects to sell or close a small number of drugstores per year in fiscal 1997 and thereafter through fiscal 2000. The cash costs associated with opening a new drugstore are estimated to be approximately $760,000, which includes initial inventory costs of approximately $385,000. The Company intends to use cash flow from operations and borrowings to finance the cash costs of this growth. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

    In determining the areas in which to open or acquire drugstores, the Company evaluates a number of demographic considerations, including the size, growth pattern and per capita income of the population, as well as the competitive environment and the accessibility of a proposed site to the customer and to the Company's warehouse and distribution facilities. The Company also continually reviews these factors and the performance of individual stores in determining whether to close or relocate certain stores.

PRODUCTS AND SERVICES

Pharmacy

    The primary focus of Eckerd drugstores is the sale of prescription and over-the-counter drugs. The Company seeks to position pharmacists as health-care professionals who build relationships with their customers. Over the years, marketing and advertising campaigns have been focused on reinforcing the professionalism of the Company's pharmacists and positioning them as a key factor in high quality pharmacy service. The Company has also instituted several health-related programs such as health screenings, education and outreach programs.

    Eckerd pharmacy departments are modern, clean and clearly identified by attractive signs. The pharmacy areas in the Company's newer and remodeled stores provide a consultation area and a waiting area with comfortable seating, informational brochures and free blood pressure testing. The pharmacy areas are designed to be conducive to customer service and counseling by the pharmacists.

    The Company has devoted substantial resources to marketing to managed care payors, such as insurance companies, HMO's, PPO's and other managed care providers and government agencies. This effort has produced managed care sales of approximately 76% of prescription sales in fiscal 1996 compared to approximately 50% in fiscal 1992. The Company's computer systems provide on-line adjudication which permits the Company and the managed care payor to determine electronically, at the time of sale, eligibility of the customer, coverage of the prescription and pricing and co-payment requirement, if any, and automatically bills the respective plan. On-line adjudication reduces losses from rejected claims and eliminates a portion of the Company's paperwork for billing and collection of receivables and costs associated therewith.

Nonpharmacy Merchandise

    In addition to prescription and over-the-counter drugs, Eckerd stores sell a wide variety of nonpharmacy merchandise, including health and beauty aids, convenience foods, greeting cards and numerous other convenience products. Eckerd-brand products, which are attractively priced and generally provide higher margins than similar national brand products, represent a growing segment of products offered. Items such as Eckerd Award soft drinks, bottled water and cookies are examples of Eckerd brand products offered by Eckerd stores.

    Health merchandise offerings include a broad assortment of popular national brands as well as private label over-the-counter drugs and other products related to dental care, foot care, vitamins and nutritional supplements, feminine hygiene, family planning and baby care. Eckerd stores offer an assortment of popular brand name cosmetics, fragrances and other beauty products. Skin care products are an increasingly important component of the beauty category due to the aging population and growing concern about the effects of the environment on the skin. The greeting card department in Eckerd stores offers a wide selection of contemporary and traditional cards, gift wrap, bows and novelties. This wide selection and the locations of its stores should enable customers to satisfy their card and gift needs more conveniently than at traditional card stores. The convenience products merchandise category consists of an assortment of items, including candy, soft drinks, cookies, bottled water, tobacco products, books and magazines, household products, seasonal merchandise and toys. During the last several years a food mart section offering convenience food items such as staple grocery shelf items, staple and chilled beverages, snack foods and specialty items has been introduced and is currently in over 1,350 stores. The Company also seeks to serve its customers' needs by specifically tailoring items in this category to meet the needs of its customers in specific store locations.

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

STORE OPERATIONS

    The Company will continue to remodel and reset its stores to provide modern, well-identified stores, which are easily accessible to customers and will seek to open new stores in easily accessible high traffic locations. The Company also tailors its merchandising to provide the product mix and selection to best serve the customers of each particular store. The Company typically provides several conveniently located, modern stores in a community. The Company's stores range in size from 8,200 to 11,200 square feet and are located primarily in neighborhood strip centers or freestanding locations. Such stores are typically open every day of the year except Christmas, with some open until midnight or 24 hours a day.

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

INFORMATION AND TECHNOLOGY

    The Company intends to continue to invest in information systems to improve customer service, reduce operating costs, provide information needed to support management decisions and enhance the Company's competitive position with managed care payors. In fiscal 1994 and 1995 the Company completed the installation of a satellite communications network, enhanced the point of sale ("POS") reporting system and enhanced the merchandise and store information management systems. In fiscal 1996 the Company completed the rollout of POS scanning equipment to all stores and also completed the installation of a state of the art pharmacy system in the stores.

    In 1993, the Company and IBM Global Services ("IGS"), a wholly-owned subsidiary of International Business Machines, entered into a Systems Operations Service Agreement. Under the Company's supervision, IGS manages the entire information systems operation and is responsible for providing technology services to the Company. The Systems Operations Services Agreement has a 10-year term, and the total payments to be made by the Company thereunder are expected to be $605.0 million over such term, based on currently anticipated services. The Company believes that this arrangement has and will continue to enable the Company to further improve customer service, replace the Company's existing systems, reduce operating costs and capital expenditures for hardware, obtain information needed to support management decisions on an improved basis and increase the Company's focus on its core business.

COMPETITION

    The Company's retail drugstores operate in a highly competitive industry. The Company's drugstores compete primarily on the basis of customer service, convenience of location and store design, price and product mix and selection.

    In addition to traditional competition from independent drugstores and other drugstore chains, the Company faces competition from discount stores, supermarkets, combination food and drugstores, mail order distributors, hospitals and HMOs. These other formats have experienced significant growth in their market share of the prescription and over-the-counter drug business.

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

REGULATION

    All of the Company's pharmacists and stores are required to be licensed by the appropriate state boards of pharmacy. The Company's drugstores and distribution centers are also registered with the Federal Drug Enforcement Administration. Most of the stores sell beer and wine and are subject to various state and local liquor licensing requirements. By virtue of these license and registration requirements, the Company is obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in fines and/or a suspension or revocation of a license or registration.

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

    In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. The Company cannot predict whether any federal or state health care reform legislation will eventually be passed, and if so, the impact thereof on the Company's financial position or results of operations. Health care reform, if implemented, could adversely affect the pricing of prescription drugs or the amount of reimbursement from governmental agencies and managed care payors, and consequently could be adverse to the Company. However, to the extent health care reform expands the number of persons receiving health care benefits covering the purchase of prescription drugs, it may also result in increased purchases of such drugs and could thereby have a favorable impact on both the Company and the retail drug industry in general. Nevertheless, there can be no assurance that any future federal or state health care reform legislation will not adversely affect the Company or the retail drugstore industry generally.

EMPLOYEES

    As of February 1, 1997, the Company had approximately 46,700 employees, of which 24,300 were full-time employees. The Company believes that overall employee relations are good. None of the Company's employees are represented by unions.

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

    The material office and distribution center properties owned or leased by the Company at February 1, 1997 are as follows:

                                                           Owned or
           Location                      Square Feet        Leased
           --------                      -----------     -------------
           Largo, Florida                  488,000       Owned (1)
           Charlotte, North Carolina       587,000       Owned
           Garland, Texas                  270,000       Owned
           Conroe, Texas                   345,000       Owned
           Orlando, Florida                587,000       Leased (2)
           Newnan, Georgia                 244,000       Owned (3)
           Hammond, Louisiana              185,000       Owned (3)(4)

______________________________
(1)  Includes the Company headquarters.
(2) In January 1993 the Company assumed a lease for an office and distribution facility of approximately 587,000 square feet (lease expires 2005). The Company's existing Orlando facilities and the Largo distribution center facility were consolidated into the new facility during 1993.
(3) Construction was financed pursuant to revenue bond issues. Because these properties are currently leased subject to nominal purchase options with development authorities which the Company anticipates it will exercise, they are listed as owned by the Company.
(4) The Company closed the Hammond distribution center and has subleased the former Hammond, Louisiana office and distribution center. The property has been listed for sale.

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


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Old Eckerd's common stock was listed on the New York Stock Exchange until February 27, 1997 when the Acquisition was completed (Symbol: ECK). As of March 31, 1997, there was one holder of the Company's common stock. All market price per share information below for Old Eckerd has been restated to reflect a two-for-one stock split effected in the form of a stock dividend declared April 1, 1996 (paid on May 13, 1996).

                                       Fiscal 1996
                                      Quarter Ended
    Market Price                      -------------
Per Share Information     5/4/96    8/3/96    11/2/96    2/1/97
-----------------------  --------  --------  ---------  -------
          High            $25.62    $25.87    $28.87     $34.87
          Low              21.31     19.75     22.25      30.02

                                       Fiscal 1995
                                      Quarter Ended
    Market Price                      -------------
Per Share Information     4/29/95   7/29/95   10/28/95   2/3/96
-----------------------  --------  --------  ---------  -------
          High            $15.12    $17.31    $21.00     $22.37
          Low              12.25     14.19     16.31      19.06

    The Company is subject to restrictive covenants under its 9.25% Senior Subordinated Notes which restrict the payment of dividends. Similar restrictions were in place under the Company's bank credit facility until it was repaid in December 1996. The Company has not paid or declared any dividends on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Condensed Consolidated Statements of Earnings
(In Thousands)

                                        1996 Fiscal Year    1995 Fiscal Year          1994 Fiscal Year
                                       Ended February 1,   Ended February 3,         Ended January 28,
                                              1997                1996                      1995
                                              ----                ----                      ----
                                                                               As Reported   As Adjusted/(1)/
                                                                               -----------   ----------------
Sales and other operating revenue          $5,376,221          4,997,073         4,589,517      4,446,728
Cost of sales                               4,192,848          3,874,723         3,484,627      3,425,860
Operating and administrative
   expenses                                   969,423            922,131           924,071        849,253
Acquisition and other one-time
   expenses                                    16,000                 --                --             --
                                           ----------          ---------         ---------      ---------
Earnings before interest expense              197,950            200,219           180,819        171,615
Interest expense                               60,691             76,836            93,735         93,735
Income tax expense                             33,322             20,600             8,753          3,895
                                           ----------          ---------         ---------      ---------
Earnings before extraordinary items           103,937            102,783            78,331         73,985
Extraordinary items                            (1,499)            (9,306)          (30,523)       (30,523)
                                           ----------          ---------         ---------      ---------
Net earnings for the year                  $  102,438             93,477            47,808         43,462
                                           ==========          =========         =========      =========

(1) Sales and other operating revenue excludes $54.1 million from the gain on the sale of Insta-Care Holdings, Inc. ("Insta-Care"), as well as $88.7 million of Insta-Care sales prior to the disposition. Cost of sales, operating and administrative expenses and income tax expense exclude $58.8 million, $25.8 million and $4.9 million of expenses related to Insta-Care's operations and sale. Operating and administrative expenses also exclude a charge of $49.0 million for future store closings.

RESULTS OF OPERATIONS

     The preceding as adjusted condensed consolidated statement of earnings for the year ended January 28, 1995 and the following management's discussion and analysis exclude the items noted above in footnote (1) to the condensed consolidated statements of earnings to eliminate the operations and gain on the sale of Insta-Care (sold effective November 15, 1994) and exclude the charge for accelerated future store closings. The year ended February 3, 1996 includes 53 weeks of operations, however any percentage increase comparisons with respect to 1995 in the following management's discussion and analysis are presented on a 52 week comparable basis with 1996 and 1994.

     Earnings before extraordinary items for 1996 (excluding $15.3 million, net of income taxes, for Acquisition related and other one-time expenses) was $119.2 million (a 19.1% increase over 1995) compared to $102.8 million in 1995 and on an adjusted basis, to $74.0 million in 1994. Net income (excluding $15.3 million for Acquisition related and other one-time expenses) increased to $117.7 million in 1996 compared to $93.5 million in 1995 and $43.5 million on an adjusted basis in 1994.

     Sales and other operating revenue for 1996 were $5.4 billion (a 9.7% increase over 1995) compared to $5.0 billion for 1995 and $4.4 billion in 1994. Sales benefited from significant increases in both prescription and front end sales. Also contributing to the increased sales were revenues from Florida drugstores acquired from Rite Aid of Florida, Inc. in 1995 (the "Florida Rite Aid Acquisition"). Prescription sales were $3.0 billion for 1996 (a 14.4% increase over 1995) compared to $2.7 billion in 1995 and $2.2 billion in 1994.

     Comparable drugstore sales (stores open for one year or more) for identical periods increased 7.8% in 1996, 8.8% in 1995 and 8.1% in 1994. The increase in comparable drugstore sales was primarily attributable to the increase in sales of prescription drugs. Comparable drugstore sales growth was also positively affected by increased sales of non-prescription items in the health and convenience food categories.

     Prescription sales as a percentage of drugstore sales was 55.9% for 1996 compared with 53.7% for 1995 and 50.5% for 1994. The growth in prescription sales was primarily the result of increased managed care prescription sales, the Company's competitive cash pricing strategy and the Florida Rite Aid Acquisition. Managed care prescription sales represented 75.6%, 70.6% and 64.5% of the Company's prescription sales in 1996, 1995 and 1994, respectively. The Company expects prescription sales to managed care payors, in terms of both dollar volume and as a percentage of total prescription sales, to continue to increase in 1997 and for the foreseeable future. Managed care payors typically negotiate lower prescription prices than those of non-managed care prescriptions, resulting in decreasing gross profit margins on the Company's prescription sales. However, contracts with managed care payors generally increase the volume of prescription sales and gross profit dollars.

     Cost of sales and related expenses in 1996 were $4.2 billion (a 9.4% increase over 1995) compared to $3.9 billion in 1995 and $3.4 billion in 1994. As a percentage of sales, cost of sales and related expenses were 78.0%, 77.5% and 77.0% for 1996, 1995 and 1994, respectively. The increase in cost of sales and related expenses as a percentage of sales resulted primarily from the continued increase in managed care prescription sales, which generally have lower gross profit margins than non-managed care prescription sales. The LIFO charge was $18.0 million in 1996 compared to $15.0 million in 1995 and $10.8 million in 1994. Operating and administrative expenses in 1996 excluding Acquisition transaction expenses of $12.5 million and other one-time expenses of $3.5 million were $969.4 million (an 11.3% increase over 1995) compared to $922.1 million in 1995 and $849.3 million in 1994. As a percentage of sales, operating and administrative expenses were reduced to 18.0% for 1996 compared to 18.5% for 1995 and 19.1% for 1994. The decrease in operating and administrative expenses as a percentage of sales resulted primarily from operating efficiencies related to the higher sales (including benefits derived from closing certain underperforming stores) and cost controls which helped produce lower costs as a percentage of sales in such expense categories as payroll, advertising and insurance.

     Earnings before Acquisition related expenses and other one-time expenses, interest expense, income taxes and extraordinary items in 1996 were $214.0 million (an 8.9% increase over 1995) compared to $200.2 million in 1995 and
$171.6 million in 1994.   The increase was due primarily to the increase in
gross profit dollars as a result of higher sales and other operating revenue and the decrease in operating and administrative expenses as a percentage of sales due to improved productivity and expense control.

     Total interest expense was $60.7 million in 1996 compared to $76.8 million in 1995 and $93.7 million in 1994. The decrease in interest expense was due to lower average borrowings due to the Company's cash flow from operations as well as paydowns of borrowings from net proceeds from the sale of non-retail drugstore operations late in 1994, lower bank loan interest spreads and the early retirement of high interest cost subordinated debentures in 1995 and 1994.

     Income tax expense was $33.3 million (a 24% effective rate), $20.6 million (a 17% effective rate) and $3.9 million (a 5% effective rate) in 1996, 1995 and 1994, respectively. Income tax expense represents alternative minimum tax and state income taxes for the Company, and reflects the utilization of net operating loss carryforwards.

     The Company had extraordinary items of $1.5 million (net of tax benefit of $0.9 million), $9.3 million (net of tax benefit of $1.9 million) and $30.5 million (net of tax benefit of $1.6 million) in 1996, 1995 and 1994, respectively. Extraordinary items in 1996 are the writeoff of deferred costs related to the bank credit agreement which was repaid in December 1996. Extraordinary items in 1995 and 1994 are primarily from the write-off of deferred costs related to debt refinancings.

Liquidity and Capital Resources

     In December 1996, the Company repaid all borrowings under its bank credit facility, which consisted of $200.0 million in term loans and $324.0 million in revolving loans. The bank credit facility was repaid with the proceeds of a loan that the Company received from JCPenney under an intercompany loan facility (the "Intercompany Loan"). The Intercompany Loan, which is unsecured and matures on December 17, 2001, bears interest at a spread of 1/8% over JCPenney's applicable cost of funds. As of February 1, 1997, the principal amount of the Intercompany Loan was $505.0 million.

     On February 1, 1997, the Company had working capital of $367.8 million and a current ratio of 1.5 to 1 compared to $311.0 million and 1.5 to 1 at February 3, 1996. Cash flow provided by operating activities increased $19.8 million to $193.7 million for 1996 compared with $173.9 million for 1995. The increase was principally attributable to $9.0 million higher net earnings in 1996, offset by a reduction of $8.8 million in non-cash extraordinary charges related to the early retirement of debt, an increase of $8.6 million in depreciation and amortization including original issue discount amortization and an increase of $11.0 million in working capital items.

     Net cash from investing activities for 1996 and 1995 used $205.1 million and $181.1 million, respectively. Uses of cash were principally for capital expenditures of $167.8 million and $109.8 million for 1996 and 1995, respectively, primarily for additions to the Company's drugstores and Express Photo units and improvements to existing stores and for the installation of point-of-sale product scanning equipment. Fiscal 1996 and 1995 also included the acquisition of $41.2 million and $76.9 million of assets, respectively, primarily as a result of drugstore acquisitions and in 1995 the Florida Rite Aid Acquisition. Capital improvements planned for fiscal 1997, including those to be acquired under a deferred payment arrangement and through operating leases, are expected to total approximately $140 million. Funds for the planned cash capital expenditures are expected to come from cash flow from operating activities and available borrowings, if necessary.

     Financing activities for 1996 provided $75.3 million. Cash was provided by net borrowings of $45.0 million plus $33.8 million of additions to long-term debt, offset by a $5.4 million decrease in bank debit balances. Financing activities for 1995 provided $6.2 million. Proceeds from the sale of common stock of $82.4 million combined with increased bank debit balances of $15.2 million at year end, together offset the redemption of the remaining $95.5 million of 11.125% subordinated debentures.

     Based upon the Company's ability to generate cash flow from operating activities and its ability to borrow from JCPenney and other existing sources, the Company believes that it will have the funds necessary to meet the principal and interest payments on its debt as they become due and to operate and expand its business.

     The payment of dividends and other distributions by the Company is subject to restrictions under the 9.25% Senior Subordinated Notes. The Company currently does not plan to pay dividends on its common stock.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The following consolidated financial statements and auditors' report as of February 1, 1997 and February 3, 1996 and for each of the years in the three year period ended February 1, 1997 as set forth under item 14 of this Form 10-K405 are incorporated herein by reference:

    Consolidated Statements of Earnings
    Consolidated Balance Sheets
    Consolidated Statements of Stockholders' Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

    Information on selected unaudited quarterly financial data also required by this item for the years ended February 1, 1997 and February 3, 1996 is presented below (in thousands, except per share data).

YEAR ENDED 2/1/97 (52 WEEKS)                              QUARTERS ENDED
                                                          --------------
                                            5/4/96      8/3/96     11/2/96     2/1/97
                                          ----------  ---------   ---------   ---------
  Sales and other operating revenue       $1,354,619  1,252,428   1,280,375   1,488,799
  Cost of sales, including store
   occupancy, warehousing and delivery
   expense                                 1,051,423    979,784   1,012,451   1,149,190
  Operating and administrative expenses      237,533    236,208     238,295     257,387
  Acquisition and other one time
   expenses                                       --         --          --      16,000
  Interest expense                            15,139     15,372      15,581      14,599
                                          ----------  ---------   ---------   ---------
  Earnings before income taxes and
     extraordinary item                       50,524     21,064      14,048      51,623
  Income taxes                                11,114      4,608       3,118      14,482
                                          ----------  ---------   ---------   ---------
  Earnings before extraordinary item          39,410     16,456      10,930      37,141
  Extraordinary item-early retirement of
     debt, net of tax benefit                     --         --          --      (1,499)
                                          ----------  ---------   ---------   ---------
  Net earnings                            $   39,410     16,456      10,930      35,642
                                          ==========  =========   =========   =========
  Earnings before extraordinary item per
     common share                               $.55        .23         .15         .51
  Net earnings per common share                 $.55        .23         .15         .49
  Weighted average common shares
     outstanding                              71,887     71,825      72,154      72,589

YEAR ENDED 2/3/96 (53 WEEKS)                              QUARTERS ENDED
                                                          --------------
                                            4/29/95    7/29/95     10/28/95    2/3/96
                                          ----------  ---------   ---------   ---------
  Sales and other operating revenue       $1,219,594  1,138,724   1,164,907   1,473,848
  Cost of sales, including store
   occupancy, warehousing and delivery
   expense                                   939,488    885,108     915,137   1,134,990
  Operating and administrative expenses      220,591    221,832     224,301     255,407
  Interest expense                            20,356     19,593      18,720      18,167
                                          ----------  ---------   ---------   ---------
  Earnings before income taxes and
   extraordinary item                         39,159     12,191       6,749      65,284
  Income taxes                                 8,615        115       1,147      10,723
                                          ----------  ---------   ---------   ---------
  Earnings before extraordinary item          30,544     12,076       5,602      54,561
  Extraordinary item-early retirement of
   debt, net of tax benefit                       --     (1,021)     (5,012)     (3,273)
                                          ----------  ---------   ---------   ---------
  Net earnings                            $   30,544     11,055         590      51,288
                                          ==========  =========   =========   =========
  Earnings before extraordinary item per
   common share                                 $.47        .18         .08         .76
  Net earnings per common share                 $.47        .17         .01         .71
  Weighted average common shares
   outstanding                                65,626     65,794      71,242      71,764

Earnings per common share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per common share. All quarters have been restated to reflect a two-for-one stock split effected in the form of a stock dividend declared April 1, 1996 (paid on May 13, 1996).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

    Listed below are all financial statements, notes, schedules, and exhibits filed as part of this Form 10-K405 annual report:



    (a)  Financial Statements and Schedules



     1. The following financial statements and schedules of the Company together with the Report of Independent Certified Public Accountants dated April 15, 1997 in this Form 10-K405 are filed herewith:

     Financial Statements:
         Independent Auditors' Report
         Consolidated Balance Sheets as of February 1, 1997 and February 3, 1996 Consolidated Statements of Earnings for the Years Ended February 1,
               1997, February 3, 1996 and January 28, 1995
         Consolidated Statements of Stockholders' Equity for the Years Ended
               February 1, 1997, February 3, 1996 and January 28, 1995
         Consolidated Statements of Cash Flows for the Years Ended February 1,
               1997, February 3, 1996 and January 28, 1995
         Notes to Consolidated Financial Statements

     Schedules:
         Independent Auditors' Report
         II - Reserves

         All other schedules for the Company are omitted as the required information is inapplicable or the information is presented in the respective consolidated financial statements or related notes.

         Also filed in this Form 10-K405 is the consent of KPMG Peat Marwick LLP to the incorporation by reference of their auditors' report dated April 15, 1997, relating to the consolidated financial statements appearing in the Form 10-K405, into Registration Statement Number 33-50223 on Form S-3.

     2. Exhibits:

     Exhibits previously filed or filed by incorporation by reference:

 4.1 Form of 9.25% Senior Subordinated Notes Due 2004 of the Company (incorporated by reference to Exhibit 4.01 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No. 1-4844)).

 4.2 Indenture dated as of November 1, 1993 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee relating to the Company's 9-1/4% Senior Subordinated Notes Due 2004 (incorporated by reference to Exhibit 4.02 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No. 1-4844)).

10.1 Commercial Paper Placement Agency Agreement dated July 17, 1989 between the Company and Merrill Lynch Money Markets, Inc. (incorporated by reference to Exhibit 10.15 of Form 10-K of the Company for the period ended February 3, 1990).

10.2 Master Lease Agreement I dated as of May 18, 1993 between the Company and Imaging Financial Services d/b/a EKCC ("IFS") (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.3 Master Lease Agreement II dated as of June 15, 1993 between the Company and IFS (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.4 Systems Operations Service Agreement dated as of July 14, 1993 between the Company and Integrated Systems Solutions Corporation (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.5 Letter dated March 16, 1993 between IFS and the Company relating to IFS Sale and Leaseback (incorporated by reference to Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.6 Receivables Purchase Agreement dated as of January 26, 1995 between the Company and Three Rivers Funding Corporation (incorporated by reference to
      Exhibit 10.18 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

10.7 First Amendment to Receivables Purchase Agreement dated as of March 31, 1995 between the Company and Three Rivers Funding Corporation (incorporated by reference to Exhibit 10.19 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

10.8 Employment Agreement dated February 4, 1996 between the Company and Francis A. Newman (incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.9  Employment Agreement dated February 4, 1996 between the Company and James
      M. Santo (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.10 Employment Agreement dated February 4, 1996 between the Company and Samuel
      G. Wright (incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.11 Employment Agreement dated February 4, 1996 between the Company and Kenneth L. Flynn (incorporated by reference to Exhibit 10.29 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.12 The Executive Excess Benefit Plan of Jack Eckerd Corporation and Its Subsidiaries (incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.13 Eckerd Corporation Executive Three (3) Year Bonus Plan (incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.14 Employment Agreement dated February 4, 1996 between the Company and Stewart Turley (incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.15 Amendment No. 1 dated as of November 2, 1996 to Employment Agreement dated February 4, 1996 between the Company and Francis A. Newman (incorporated by reference to Exhibit 11 to the Schedule 14D-9 of the Company (File 1-
      4844)).

10.16 Amended and Restated Agreement and Plan of Merger among Eckerd Corporation, J. C. Penney Company, Inc. and Omega Acquisition Corporation, Inc., dated as of November 2, 1996 (incorporated by reference to Exhibit 9 to the Schedule 14D-9 of the Company (File 1-4844)).

10.17 Amendment dated February 25, 1997 to Amended and Restated Agreement and Plan of Merger dated as of November 2, 1996, among J. C. Penney Company, Inc., Omega Acquisition Corporation and Eckerd Corporation (incorporated by reference to Exhibit 2(b) to the Annual Report on Form 10-K of J. C. Penney Company, Inc. for the 52 weeks ended January 25, 1997 (File 1-
      777)).

      Exhibits filed herewith:

 3.1  Certificate of Incorporation of the Company.

 3.2  First Amendment to Certificate of Incorporation of the Company.

 3.3  By-Laws of the Company, as amended.

 4.3 First Supplemental Indenture, dated as of February 27, 1997, between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee.

12.1 Statement regarding computation of ratio of earnings to fixed charges of the Company.

23.1  Consent of Independent Certified Public Accountants.


27    Financial data schedule.

      (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the thirteen weeks ended February 1, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K405 report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 1997                  ECKERD CORPORATION


                                By:/s/Samuel G. Wright
                                   --------------------------------------------
                                                  Samuel G. Wright
                                              Executive Vice President
                                       Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

         Signature                      Titles                         Date
         ---------                      ------                         ----


/s/Francis A. Newman         Chairman of the Board, President,
---------------------------  Chief Executive Officer and
        Francis A. Newman    Director                             April 30, 1997


/s/Robert W. Hannan          Director, Vice Chairman              April 30, 1997
---------------------------
        Robert W. Hannan


/s/Stewart Turley            Director                             April 30, 1997
---------------------------
        Stewart Turley


/s/Charles R. Lotter
---------------------------  Director                             April 30, 1997
        Charles R. Lotter


/s/Donald A. McKay
---------------------------  Director                             April 30, 1997
        Donald A. McKay


/s/W. Barger Tygart
---------------------------  Director                             April 30, 1997
        W. Barger Tygart


/s/Joseph D. Williams
---------------------------  Director                             April 30, 1997
        Joseph D. Williams

[LETTERHEAD OF KPMG PEAT MARWICK LLP APPEARS HERE]



                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
Eckerd Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Eckerd Corporation and subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended February 1, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eckerd Corporation and subsidiaries at February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 1997, in conformity with generally accepted accounting principles.




/s/ KPMG Peat Marwick LLP

Tampa, Florida
April 15, 1997

                      ECKERD CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                     February 1, 1997 and February 3, 1996

                     (In thousands, except share amounts)


                            ASSETS                                          1997        1996
                            ------                                          ----        ----
Current assets:
  Cash (including short-term investments of $57,000 in 1997)             $   71,874      7,922
  Receivables                                                               102,393     70,137
  Merchandise inventories                                                   973,265    835,551
  Prepaid expenses and other current assets                                   3,909      4,396
                                                                         ----------  ---------
          Total current assets                                            1,151,441    918,006
                                                                         ----------  ---------
Property and equipment, at cost:
  Land                                                                       34,478     17,420
  Buildings                                                                  92,728     73,955
  Furniture and equipment                                                   440,253    368,251
  Transportation equipment                                                   14,700     14,225
  Leasehold improvements                                                    193,531    160,172
                                                                         ----------  ---------
                                                                            775,690    634,023
     Less accumulated depreciation and amortization                         329,490    282,974
                                                                         ----------  ---------
          Net property and equipment                                        446,200    351,049
                                                                         ----------  ---------
Excess of cost over net assets acquired, less accumulated
  amortization of $24,393 and $19,986                                        85,656     62,162
Favorable lease interests, less accumulated amortization
  of $417,745 and $404,001                                                  108,125    131,961
Unamortized debt expenses (note 4)                                            3,553      6,086
Other assets                                                                 96,977     31,055
                                                                         ----------  ---------
                                                                         $1,891,952  1,500,319
                                                                         ==========  =========

                LIABILITIES AND STOCKHOLDERS' EQUITY                        1997        1996
                ------------------------------------                        ----        ----

Current liabilities:
  Bank debit balances                                                    $   54,252     59,620
  Current installments of long-term debt (note 4)                               768      1,020
  Accounts payable                                                          404,945    311,411
  Accrued interest                                                           15,241     12,533
  Accrued payroll                                                            67,172     70,205
  Other accrued expenses (note 10)                                          241,304    152,219
                                                                         ----------  ---------
          Total current liabilities                                         783,682    607,008
                                                                         ----------  ---------
Other noncurrent liabilities (note 10)                                      168,240    136,772
Long-term debt, excluding current installments (note 4)                     779,951    701,798

Stockholders' equity (notes 1 and 6):
  Preferred stock of $.01 par value.  Authorized 20,000,000 shares;
     none issued or outstanding                                                --         --
  Voting common stock of $.01 par value.  Authorized 96,481,272
     shares; issued and outstanding 70,419,975 and 69,937,790                   704        700
  Nonvoting common stock of $.01 par value.  Authorized
     3,518,728 shares; no shares issued                                        --         --
  Capital in excess of par value                                            320,550    317,654
  Retained deficit                                                         (161,175)  (263,613)
                                                                         ----------  ---------
          Net stockholders' equity                                          160,079     54,741

Commitments and related party transactions (notes 8 and 9)               ----------  ---------
                                                                         $1,891,952  1,500,319
                                                                         ==========  =========

See accompanying notes to consolidated financial statements.

                      ECKERD CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                Years ended February 1, 1997, February 3, 1996
                             and January 28, 1995

                   (In thousands, except per share amounts)



                                                          FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,
                                                             1997          1996          1995
                                                          (52 WEEKS)    (53 WEEKS)    (52 WEEKS)
                                                          ----------    ----------    ----------
Sales and other operating revenue (note 1(c))             $5,376,221     4,997,073     4,589,517
                                                          ----------     ---------     ---------
Costs and expenses:
  Cost of sales, including store occupancy,
     warehousing, and delivery expense                     4,192,848     3,874,723     3,484,627
  Operating and administrative expenses (note 10)            969,423       922,131       924,071
  Acquisition and other one-time expenses (note 2(n))         16,000         --            --
                                                          ----------     ---------     --------
                                                           5,178,271     4,796,854     4,408,698
                                                          ----------     ---------     ---------
          Earnings before interest expense                   197,950       200,219       180,819
                                                          ----------     ---------     ---------
Interest expense:
  Interest expense, net                                       59,719        75,030        87,838
  Amortization of original issue discount
     and deferred debt expenses                                  972         1,806         5,897
                                                          ----------     ---------     ---------
          Total interest expense                              60,691        76,836        93,735
                                                          ----------     ---------     ---------
          Earnings before income taxes
            and extraordinary items                          137,259       123,383        87,084

Income tax expense (note 5)                                   33,322        20,600         8,753
                                                          ----------     ---------     ---------
          Earnings before extraordinary items                103,937       102,783        78,331

Extraordinary items:
  Early retirement of debt, net of tax benefit of
     $928, $1,907 and $1,607 (note 4)                         (1,499)       (9,306)      (30,523)
                                                          ----------     ---------     ---------
          Net earnings                                    $  102,438        93,477        47,808
                                                          ==========     =========     =========
Earnings per share:
  Earnings before extraordinary items                     $     1.44          1.50          1.21
  Extraordinary items                                           (.02)         (.14)         (.47)
                                                          ----------     ---------     ---------
          Net earnings                                    $     1.42          1.36           .74
                                                          ==========     =========     =========

See accompanying notes to consolidated financial statements.

                      ECKERD CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                Years ended February 1, 1997, February 3, 1996
                             and January 28, 1995

                     (In thousands, except share amounts)


                                                                             CAPITAL                    TOTAL
                                                        VOTING  NONVOTING      IN                   STOCKHOLDERS'
                                                        COMMON    COMMON    EXCESS OF   RETAINED        EQUITY
                                                        STOCK     STOCK     PAR VALUE    DEFICIT      (DEFICIT)
                                                        -----     -----     ---------    -------      ---------
Balance at January 29, 1994                               $620       6       225,250    (404,898)      (179,022)

 Expenses for secondary public stock offering               --      --          (953)         --           (953)
 Common stock sold under employee stock option plan          2      --           951          --            953
 Contribution of common stock to profit sharing plan         2      --           894          --            896
 Issuance of 606,120 shares of common stock at
   $12.50 per share for drugstore acquisition                6      --         7,570          --          7,576
 Conversion of nonvoting common stock
   to voting common stock                                   12      (6)           (6)         --             --
 Net earnings                                               --      --            --      47,808         47,808
                                                          ----    ----       -------    --------       --------
Balance at January 28, 1995                                642      --       233,706    (357,090)      (122,742)

 Common stock sold in public stock offering,
   net of expenses of sale                                  54      --        82,340          --         82,394
 Expenses for secondary public stock offering               --      --          (329)         --           (329)
 Common stock sold under employee stock option plan          2      --         1,043          --          1,045
 Contribution of common stock to profit sharing plan         2      --           894          --            896
 Net earnings                                               --      --            --      93,477         93,477
                                                          ----    ----       -------    --------       --------
Balance at February 3, 1996                                700      --       317,654    (263,613)        54,741

 Common stock sold under employee stock option plan          2      --         2,002          --          2,004
 Contribution of common stock to profit sharing plan         2      --           894          --            896
 Net earnings                                               --      --            --     102,438        102,438
                                                          ----    ----       -------    --------       --------
Balance at February 1, 1997                               $704      --       320,550    (161,175)       160,079
                                                          ====    ====       =======    ========       ========

See accompanying notes to consolidated financial statements.

                      ECKERD CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                Years ended February 1, 1997, February 3, 1996
                             and January 28, 1995

                                (In thousands)


                                                       FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,
                                                           1997          1996          1995
                                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net earnings                                           $ 102,438        93,477        47,808
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
       Gain on sale of subsidiary                             --            --         (54,125)
       Reserve for store closing provision                    --            --          48,988
       Extraordinary charge related to early
        retirement of debt and preferred stock               2,427        11,213        32,130
       Depreciation and amortization                        94,182        84,750        77,794
       Amortization of original issue discount
        and deferred debt expenses                             972         1,806         5,897
       Decrease (increase) in receivables                  (32,256)      (17,650)       12,047
       Increase in merchandise inventories                (129,631)      (44,475)      (22,621)
       Decrease (increase) in prepaid expenses
        and other assets                                      (739)       (2,030)        3,048
       Increase in deferred income taxes                   (40,372)         --            --
       Increase (decrease) in accounts payable and
        accrued expenses                                   196,720        46,803       (31,978)
                                                         ---------      --------       -------
            Net cash provided by
             operating activities                          193,741       173,894       118,988
                                                         ---------      --------       -------
Cash flows from investing activities:
  Additions to property and equipment                     (167,761)     (109,782)      (57,246)
  Sale of property and equipment                             7,105         8,255         4,253
  Net proceeds from sale of subsidiaries                      --           5,231       114,912
  Acquisition of certain drugstore assets                  (41,181)      (76,902)       (6,080)
  Other                                                     (3,226)       (7,887)       (5,216)
                                                         ---------      --------       -------
            Net cash provided by (used in)
             investing activities                         (205,063)     (181,085)       50,623
                                                         ---------      --------       -------

                                                         (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                                (In thousands)



                                                        FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,
                                                            1997         1996          1995
                                                        ------------  -----------   -----------
Cash flows from financing activities:
  Increase (decrease) in bank debit balances              $  (5,368)       15,247         3,399
  Additions to long-term debt                                33,801         1,985         1,604
  Reductions of long-term debt                                 (901)       (1,848)       (2,926)
  Net additions (reductions) under credit agreement        (460,000)        4,627      (120,816)
  Net additions under intercompany note to
   J. C. Penney Company, Inc.                               505,000          --            --
  Common stock sold in public stock offering,
   net of expenses of sale                                     --          82,394          --
  Redemption of 11.125% subordinated debentures                --         (95,500)      (50,000)
  Other, including proceeds from exercise of stock
   options and deferred financing costs                       2,742          (690)       (4,084)
                                                          ---------       -------      --------
            Net cash provided by (used in)
             financing activities                            75,274         6,215      (172,823)
                                                          ---------       -------      --------
            Net increase (decrease) in cash
             and short-term investments                      63,952          (976)       (3,212)

Cash and short-term investments at beginning of year          7,922         8,898        12,110
                                                          ---------       -------      --------
Cash and short-term investments at end of year            $  71,874         7,922         8,898
                                                          =========       =======      ========

See accompanying notes to consolidated financial statements.

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

            February 1, 1997, February 3, 1996 and January 28, 1995

                     (In thousands, except share amounts)



(1)  ORGANIZATION OF BUSINESS

     (a)  DESCRIPTION OF BUSINESS

          Eckerd Corporation (Company) operates the Eckerd drugstore chain, which is one of the largest drugstore chains in the United States. The Company's stores are located primarily in the Sunbelt, with the largest concentration of stores being in Florida and Texas.

          During 1996, 1995 and 1994, the Company purchased 89 drugstores in five transactions at an aggregate cost of $96,248. The operations of such stores, which have been included in the consolidated financial statements from dates of acquisition, are not material to the Company and, accordingly, pro forma comparative operating numbers are not presented.

     (b)  SECONDARY PUBLIC OFFERINGS

          On May 2, 1994, the Company completed an underwritten secondary offering of 6,398,112 shares of its Common Stock for $9.50 per share. The secondary offering only included shares owned by certain institutional stockholders. The Company did not receive any of the proceeds from the sale of shares of common stock and was required to pay certain expenses of the secondary offering.

          On August 3, 1995, the Company completed an underwritten primary and secondary offering of 12,351,000 shares of its Common Stock for $16.12 per share. The offering consisted of 5,350,000 shares sold by the Company and 7,001,000 shares sold by certain institutional stockholders.

          On December 15, 1995, the Company completed an underwritten secondary offering of 12,000,000 shares of its Common Stock for $21.00 per share. The secondary offering only included shares owned by certain institutional stockholders. The Company did not receive any of the proceeds from the sale of shares of common stock and was required to pay certain expenses of the secondary offering.

     (c)  SALE OF SUBSIDIARIES

          On November 15, 1994, the Company completed the sale of its Insta-Care Pharmacy Services (Insta-Care) operations for a total consideration of $112,000 in cash. The net proceeds after certain closing adjustments was approximately $94,000. Insta-Care operations are included in the consolidated financial statements up to the closing date of the sale. In 1994, Insta-Care sales were approximately $89,000 and earnings before interest and income taxes were approximately $4,000. The Company recognized a gain on the sale of Insta-Care of $49,470, net of income taxes of $4,655. The gain of $54,125 before income taxes is reported in the consolidated statement of operations as part of sales and other operating revenue.

                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



     (d)  MERGER WITH WHOLLY-OWNED SUBSIDIARY
          OF J. C. PENNEY COMPANY, INC.

          On November 2, 1996, the Company entered into a definitive agreement to be acquired by J. C. Penney Company, Inc. (JCPenney). The aggregate transaction value, including the assumption of Company debt and the cash out of certain outstanding employee stock options, was approximately $3.3 billion. The transaction was effected through a cash tender offer at $35.00 per share for 50.1% of the outstanding common stock of the Company, which was completed in December 1996. The remaining shares of outstanding common stock of the Company were exchanged in a second-step merger completed on February 27, 1997, in which Company stockholders received 0.6604 shares of JCPenney common stock for each share of Company common stock.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

     (c)  DEFINITION OF FISCAL YEAR

          The Company's fiscal year ends on the Saturday nearest January 31. Fiscal year 1996 ended February 1, 1997 and consisted of 52 weeks. Fiscal year 1995 ended February 3, 1996 and consisted of 53 weeks. Fiscal year 1994 ended January 28, 1995 and consisted of 52 weeks.


                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



     (d)  MERCHANDISE INVENTORIES

          Inventories consist principally of merchandise held for resale and are based on physical inventories taken throughout the year. Inventories are stated at the lower of cost (last-in, first-out) or market. At February 1, 1997 and February 3, 1996, inventories would have been higher than reported by approximately $109,900 and $91,900, respectively, if the first-in, first-out method of valuing inventories had been used by the Company.

     (e)  DEPRECIATION POLICY AND MAINTENANCE AND REPAIRS

          Equipment is depreciated principally by the straight-line method over the estimated useful lives of such assets. The principal lives in years used to compute depreciation are: buildings, 16-45; furniture and equipment, 1-10; transportation equipment, 1-8; and leasehold improvements, 2-20.

          Maintenance and repairs are charged to expense as incurred. The Company's policy is to capitalize expenditures for renewals and betterments and to reduce the asset accounts and the related allowance for depreciation for the cost and accumulated depreciation of items replaced, retired or fully depreciated.

     (f)  FAVORABLE LEASE INTERESTS

          Favorable lease interests represent the present value of the excess of current market rents at dates of acquisition over the below market rents of leases acquired (principally store locations). Such costs are amortized over the lives of the favorable leases averaging approximately twenty years.

     (g)  UNAMORTIZED DEBT EXPENSES

          Unamortized debt expenses represent underwriting discounts, professional fees and other costs related to long-term debt which are amortized over the life of the debt instruments.

     (h)  ADVERTISING COSTS

          Net advertising costs are expensed when incurred and were $24,848, $24,752 and $24,050 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



     (i)  RECLASSIFICATION

          Certain amounts have been reclassified in the 1995 consolidated financial statements to conform to the 1996 consolidated financial statement presentation.

     (j)  SUPPLEMENTAL CASH FLOW INFORMATION

          The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          Cash paid for interest was $57,214, $82,152 and $86,821 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

          Cash paid for income taxes was $23,281, $5,337 and $7,294 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

      (k) EARNINGS PER SHARE AND STOCK SPLIT

          Primary earnings per share have been computed based on the weighted average number of shares of common stock outstanding during each fiscal year (72,113,725 in 1996, 68,606,482 in 1995 and 64,863,438 in
          1994). All share information in these consolidated financial statements has been restated to reflect the two-for-one stock split effected in the form of a stock dividend declared April 1, 1996 (paid on May 13, 1996).

      (l) RECENT ACCOUNTING PRONOUNCEMENTS

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities in June 1996. This standard was effective for transactions occurring after December 31, 1996, and did not have a material impact on the Company.

      (m) STOCK-BASED COMPENSATION

          The Company continues to account for stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and implemented the disclosure-only provisions as permitted by Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation.


                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



     (n)  ACQUISITION AND OTHER ONE-TIME EXPENSES

          Acquisition and other one-time expenses include acquisition transaction costs of $12,500 and other one-time costs of $3,500.


(3)  EMPLOYEES' BENEFIT PLANS

     (a)  PROFIT SHARING PLAN

          The Company has a noncontributory profit sharing plan which covers all full-time employees. The Company makes annual contributions to the Plan at the discretion of the Company's Board of Directors. All funds are held by a bank as trustee under a trust agreement. Included in operating and administrative expenses are charges accrued for contributions to the Plan of $11,827, $11,231 and $9,712 for February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

          Plan assets at fair value, consisting of fixed income securities, the Company's stock and listed stocks, amounted to approximately $301,300 for the plan year ended December 31, 1996.

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

          The Company accounts for pension costs in accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions.


                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



       The funded status of the Company's pension plan at February 1, 1997 and February 3, 1996 was:

                                                                        FEBRUARY 1,    FEBRUARY 3,
                                                                           1997           1996
                                                                        -----------    -----------
                                                                        (Projected)
          Accumulated benefit obligation (including vested
            benefits of $44,202 and $40,743 at January 1,
            1996 (most recent valuation date) and January 1,
            1995, respectively)                                           $(47,843)      (44,000)
          Effect of anticipated future compensation levels
            and other events                                               (13,593)      (10,911)
                                                                          --------       -------
          Projected benefit obligation for service rendered to date        (61,436)      (54,911)
          Plan assets at fair value, consisting of fixed income
            securities and listed stocks                                    55,384        44,751
                                                                          --------       -------
              Plan assets less than projected benefit obligation            (6,052)      (10,160)

          Unrecognized prior service cost                                    2,054         2,245
          Unrecognized net loss                                              3,995         7,465
          Unrecognized net transition asset at January 1, 1987,
            which is being amortized over 13 years                          (1,423)       (2,100)
                                                                          --------       -------
              Accrued pension cost                                        $ (1,426)       (2,550)
                                                                          ========       =======

       Net periodic pension costs for the years ended February 1, 1997, February 3, 1996 and January 28, 1995 included the following (income) expense components:

                                                   FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,
                                                      1997          1996          1995
                                                   -----------   -----------   -----------
          Service costs (benefits earned
            during the period)                        $ 3,963         3,606         3,552
          Interest cost on projected
            benefit obligation                          4,062         3,790         3,159
          Return on assets                             (3,945)       (3,536)       (3,411)
          Amortization of prior service cost              191           191          (204)
          Amortization of net transition asset           (677)         (677)         (677)
          Amortization of net loss                        362           101           461
                                                      -------        ------        ------
               Net periodic pension cost              $ 3,956         3,475         2,880
                                                      =======        ======        ======

                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



       Assumptions used in determining the accumulated and projected benefit obligations were:

                                               FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,
                                                  1997          1996          1995
                                               -----------   -----------   -----------
            Weighted average discount rate            7.5%          7.5%         8.25%
            Weighted average long-term
               rate of return on assets                 9%            9%            9%
            Rate of compensation increases              5%            5%            5%

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


(4)    LONG-TERM DEBT

       Long-term debt at February 1, 1997 and February 3, 1996 was:

                                                                  FEBRUARY 1,  FEBRUARY 3,
                                                                     1997         1996
                                                                  ----------   ----------
      Term loan, due November 29, 2000 (a)                          $  --         230,000
      Revolving credit (a)                                             --         230,000
      Intercompany loan payable to JCPenney (b)                      505,000        --
      9.25% Senior Subordinated Notes due February 15, 2004,
         $200,000 face amount (c)                                    200,000      200,000
      Variable rate demand industrial development revenue
         refunding bonds, due March 1, 2009 and
         May 1, 2013 (d)                                              18,250       18,250
      Other (principally notes secured by buildings, fixtures
         and equipment)                                               57,469       24,568
                                                                    --------      -------
           Total long-term debt                                      780,719      702,818

           Less amounts due within one year                              768        1,020
                                                                    --------      -------
           Amounts due after one year                               $779,951      701,798
                                                                    ========      =======

                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



      The aggregate minimum annual maturities of long-term debt for the next five fiscal years are: 1997 - $768; 1998 - $16,341; 1999 - $145; 2000 -
      $88; and 2001, $505,000.

      (a) On June 15, 1993, the Company entered into a Credit Agreement which was subsequently revised on August 3, 1994 and on November 29, 1995. The original agreement was for a total of $950,000. The revised agreements provided for a total loan facility of $850,000 and $750,000, respectively. The revised loan agreements did not provide any additional proceeds to the Company, but they provided improved pricing, increased operating flexibility with respect to acquisitions, capital expenditures and lease payments, and reduced annual term loan amortization. With the November 29, 1995 revision, the revolving loan facility was scheduled to mature on November 29, 2000 and was increased to $500,000 (including the bank swingline loan facility and the letter of credit and bankers' acceptance facility), and the Term Loan facility maturity was extended to November 29, 2000, and was reduced to $250,000. The Credit Agreement was terminated and all outstanding balances were repaid on December 17, 1996 with proceeds from the intercompany loan facility with JCPenney.

          The Company has entered into interest rate cap agreements relating to floating rate debt. The cap agreements are for $150,000 and mature at various dates in 1998. The cap agreements have an approximate 7% interest rate. At February 1, 1997, these agreements had a value to the Company of approximately $120 over their carrying values of zero.

      (b) On December 17, 1996, the Company borrowed $550,000 under an intercompany loan facility from JCPenney. The intercompany loan is unsecured and bears interest at .125% over the applicable JCPenney cost of funds. The intercompany loan facility matures on December 17, 2001. At February 1, 1997, the interest rate on the principal amount outstanding under the intercompany loan was 5.85%.

      (c) On November 2, 1993, the Company issued $200,000 aggregate principal amount of 9.25% Senior Subordinated Notes (Notes) due February 15, 2004. The Notes are unsecured and subordinated to all existing and future senior debt (as defined) of the Company and are redeemable at the option of the Company, in whole or in part, at any time after February 15, 1999 at various redemption prices (as defined) plus accrued interest to the date of redemption. Interest is payable semi-annually on February 15 and August 15 of each year.



                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



      (d) The variable rate demand industrial development revenue refunding bonds currently have an interest rate which is a daily rate established by First National Bank of Chicago and is indicative of current bid-side yields of high grade tax-exempt securities. At the Company's option, and under certain conditions, the interest rate may be changed to a monthly rate or a fixed rate. The bonds are secured by the related buildings, leases and letters of credit. At February 1, 1997, the interest rate on the principal amount of these bonds was 3.30%.

      (e) Extraordinary charges were recognized during the years ended February 1, 1997, February 3, 1996 and January 28, 1995, primarily from the write-off of unamortized debt expenses related to the significant revisions of the Credit Agreement in 1994 and 1995, as well as the early repayment of debt from a portion of the net proceeds from the sale of Insta-Care in 1994, the redemption of the 11.125% Subordinated Debentures in 1994 and 1995, and from the termination of the Credit Agreement in 1996.

      (f) The fair value of the note payable to JCPenney and the variable rate demand industrial development revenue refunding bonds approximate their carrying value, based on the frequency of the interest rate reset periods. The fair value of the Notes is approximately $214,500, based on their quoted market price. The fair value of the other long-term debt approximates its carrying value, based on the relatively short remaining maturity of the debt.


(5)   INCOME TAXES

      Income tax expense before extraordinary items was:

                                       YEAR ENDED
                          -------------------------------------
                          FEBRUARY 1,   FEBRUARY 3,  JANUARY 28,
                             1997          1996         1995
                          -----------   ----------   ----------
          Current:
            Federal         $ 70,065        19,309        5,278
            State              3,629         1,291        3,475
                            --------        ------        -----
                              73,694        20,600        8,753
                            --------        ------        -----
          Deferred:
            Federal          (37,142)         --           --
            State             (3,230)         --           --
                            --------        ------        -----
                             (40,372)         --           --
                            --------        ------        -----
            Total           $ 33,322        20,600        8,753
                            ========        ======        =====

                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



     For fiscal years 1996, 1995 and 1994, the income tax expense differs from amounts computed by applying the Federal statutory rate of 35% to earnings before income taxes and extraordinary items. The actual tax differs from the expected tax as follows:

                                                                        YEAR ENDED
                                                          ---------------------------------------
                                                          FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,
                                                             1997          1996         1995
                                                          -----------   -----------   -----------
         Expected tax                                       $ 48,041        43,184        30,479
         State taxes, net of Federal benefit                     259           839         2,259
         Changes in valuation allowance through
          the use of loss carryforwards                         --         (42,239)      (29,263)
         Alternative minimum tax expense/
          (utilization)                                      (17,012)       19,189         --
         Other                                                 2,034          (373)        5,278
                                                            --------       -------       -------
                                                            $ 33,322        20,600         8,753
                                                            ========       =======       =======

     The Company has alternative minimum tax credit carryforwards of approximately $22,800.

     During the year, the Company reached an agreement with the Internal Revenue Service for the income tax return examinations relating to the January 31, 1987 and January 30, 1988 tax years. The settlement amount for the two-year period was approximately $36,400. In connection with the settlement, the Company's net operating loss carryforwards have been adjusted to zero while deferred tax assets in the form of alternative minimum tax credit carryforwards and deductions relating to changes in amortization methods are now available. As such, a major portion of the settlement will provide future tax benefits to the Company. The settlement results had an immaterial effect on the total income tax expense for the current year. The Federal income tax returns for the fiscal years ended January 28, 1989, February 3, 1990, February 2, 1991 and February 1, 1992 are currently being examined.


                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                FEBRUARY 1,   FEBRUARY 3,
                                                   1997          1996
                                                -----------   -----------
         Deferred tax assets:
           Reserves and other liabilities           $ 3,204       13,620
           Amortization                              42,326        7,452
           Other                                     23,842        6,351
           Loss carryforwards                          --         67,111
           Credit carryforwards                      22,756       25,803
                                                    -------      -------
              Gross deferred tax assets              92,128      120,337

           Less valuation allowance                    --        (67,111)
                                                    -------      -------
              Net deferred tax assets                92,128       53,226
                                                    -------      -------
         Deferred tax liabilities:
           Inventory                                 35,371       37,698
           Fixed assets                              16,385       15,528
                                                    -------      -------
              Gross deferred tax liabilities         51,756       53,226
                                                    -------      -------
              Net deferred tax assets               $40,372         --
                                                    =======      =======

(6)  STOCKHOLDERS' EQUITY

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


                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



(7)  STOCK-BASED COMPENSATION

     The Company has reserved 6,437,957 shares of its Common Stock for the granting of stock options and other incentive awards to officers, directors and key employees under the 1993 and 1995 Stock Option and Incentive Plans of Eckerd Corporation. Options are granted at prices which are not less than the fair market value of a share of common stock on the date of grant. Commencing three years after the date of grant, all options are exercisable to the extent of 50%, with an additional 25% exercisable after each of the next two successive years. Unexercised options expire ten years after the date of grant. Options granted under prior plans were surrendered and granted under the terms of the 1993 plan. Shares under option and option prices have been adjusted to reflect the two-for-one stock split (note 2(l)). In December 1996, after a change of control when JCPenney purchased 50.1% of the outstanding common stock of the Company, all stock options outstanding became 100% exercisable. In connection with the acquisition of the Company by JCPenney, all option holders were given the right to elect, in whole or in part, to convert their options into an amount of cash equal to the difference between $35.00 and the exercise price of their options. On February 27, 1997, all options outstanding were either converted into cash, if elected, or converted into a pro rata number of options to acquire JCPenney common stock.

     As of February 1, 1997, February 3, 1996 and January 28, 1995, 2,836,442,
     3,531,658 and 458,354 shares of Common Stock were available for grant. At February 1, 1997, options for 3,601,515 shares of Common Stock were exercisable at $2.59 to $28.25 per share, with a weighted average option price of $12.93. At February 3, 1996, options for 758,308 shares of Common Stock were exercisable at $2.59 to $7.00 per share, with a weighted average option price of $5.04. At January 28, 1995, options for 699,720 shares of Common Stock were exercisable at $.28 to $7.00 per share, with a weighted average option price of $4.67.


                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



     A summary of changes during the years ended February 1, 1997, February 3, 1996 and January 28, 1995 is set forth below:

                                          SHARES UNDER      OPTION      WEIGHTED AVERAGE
                                             OPTION         PRICES        OPTION PRICE
                                           ---------    --------------- ----------------
        Outstanding January 29, 1994       2,814,008    $  .28 - $ 7.00       $ 6.14
         Granted                             171,000    $ 7.00 - $14.63       $11.57
         Exercised                          (248,998)   $  .28 - $ 7.00       $ 4.35
         Canceled                           (184,018)   $  .28 - $12.32       $ 6.82
                                           ---------
        Outstanding January 28, 1995       2,551,992    $  .28 - $14.63       $ 6.32
         Granted                           1,059,134    $12.81 - $22.00       $15.71
         Exercised                          (227,940)   $  .28 - $ 7.00       $ 4.16
         Canceled                           (132,438)   $ 7.00 - $19.31       $ 8.84
                                           ---------
        Outstanding at February 3, 1996    3,250,748    $ 2.59 - $22.00       $ 9.42
         Granted                             919,100    $20.75 - $28.25       $22.49
         Exercised                          (344,449)   $ 2.59 - $ 8.44       $ 5.39
         Canceled                           (223,884)   $ 7.00 - $27.25       $12.84
                                           ---------
        Outstanding at February 1, 1997    3,601,515    $ 2.59 - $28.25       $12.93
                                           =========

     The Company has elected to continue accounting for stock-based compensation under the provisions of APB No. 25, Accounting for Stock Issued to Employees. Accordingly, net income and earnings per share shown in the consolidated statements of income do not reflect any compensation cost for the Company's stock options. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of each fixed option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

                                                        1996      1995
                                                      --------  --------
         Dividend yield                                   0%        0%
         Expected volatility                           24.8%     24.8%
         Risk-free interest rate                        6.3%      6.3%
         Expected life of option                      5 years   5 years
         Fair value per share of options granted       $ 7.90     $5.54
         SFAS 123 compensation expense (thousands)     $2,273     $ 861

     The effect on earnings per share of recording compensation expense under SFAS No. 123 was a reduction of approximately two cents per share in 1996 and one cent per share in 1995.


                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



(8)  COMMITMENTS

     The Company conducts the major portion of its retail operations from leased store premises under leases that will expire within the next 20 years. Such leases generally contain renewal options exercisable at the option of the Company. In addition to minimum rental payments, certain leases provide for payment of taxes, maintenance, and percentage rentals based upon sales in excess of stipulated amounts.

     Rental expense for the years ended February 1, 1997, February 3, 1996 and January 28, 1995 was:

                                FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,
                                   1997         1996         1995
                                -----------  -----------  -----------
          Minimum rentals          $132,496      118,797      111,845
          Percentage rentals         25,666       25,651       20,971
                                   --------      -------      -------
                                   $158,162      144,448      132,816
                                   ========      =======      =======

     At February 1, 1997, minimum rental commitments for the next five fiscal years and thereafter under noncancelable leases were as follows: 1997 - $124,575; 1998 - $116,608; 1999 - $108,391; 2000, - $110,020; 2001, -
     $90,520; and thereafter - $743,708.

     In 1987, the Company entered into an operating lease agreement for 72 stores with a third-party lessor established by an affiliate of Merrill Lynch & Co. (which, through affiliated entities, controlled approximately 1% of the Company's common stock before the JCPenney acquisition). On February 17, 1997, the Company purchased these properties for $33,111. This transaction has been included in the February 1, 1997 balance sheet of the Company as if the transaction had been closed as of that date.

     During 1995 and 1994, the Company sold certain photo processing equipment to an unrelated third party for approximately $4,900 and $14,800, respectively, and entered into five-year leases with respect to such equipment. No gain or loss was recorded in connection with these transactions. Annual lease payments by the Company of $6,801 are required over the term of the leases.

     During 1993, the Company and IBM Global Services (IGS) entered into a Systems Operations Service Agreement (Service Agreement) pursuant to which IGS will manage the Company's entire information systems operation, including the implementation of a new point-of-sale system with scanning capabilities. The Service Agreement has a ten year term and the total payments to be made by the Company are expected to be $605,000 over such term, based on currently anticipated services. A portion of these payments is being accounted for as capital expenditures. As of February 1, 1997, the Company has acquired $113,270 of equipment, of which $30,000 has been acquired under a deferred payment arrangement.

                                                                     (Continued)

                      ECKERD CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     (In thousands, except share amounts)



(9)  TRANSACTIONS WITH RELATED PARTIES

     In April 1989, the Company entered into a "Master Lease" agreement with a third-party lessor established by an affiliate of Merrill Lynch & Co. (which, through affiliated entities, controlled approximately 1% of the Company's common stock before the JCPenney acquisition) whereby such lessor would finance the acquisition of store sites and the construction of buildings and acquisition of equipment. As of February 1, 1997, there were twelve stores leased under the agreement with an aggregate cost of approximately $18,400. The Company pays the Merrill Lynch affiliate a structure fee of 1% of the cost of land, buildings and equipment financed under the Master Lease plus an administration fee. The Company paid the Merrill Lynch affiliate fees aggregating $40, $43 and $43 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

     During 1993, Merrill Lynch & Co., as one of the representatives of the underwriters in the IPO, received underwriting commissions and related fees of $1,847. In addition, as sole underwriter in the issuance of the Notes, Merrill Lynch & Co. received approximately $4,000 in underwriting discounts from the Company. During 1995, Merrill Lynch & Co., as one of the representatives of the underwriters in the August offering, received underwriting commissions and related fees of $3,000.

     During 1996, Merrill Lynch & Co. acted as the Company's financial advisor in connection with the acquisition of the Company by JCPenney. The Company paid Merrill Lynch & Co. $11,500 for its fees and expenses in connection with the acquisition of the Company by JCPenney.


(10) STORE CLOSING CHARGES

     In 1994, the Company changed its accounting policy for closed stores to record the loss at the time the decision is made to close the store, in accordance with Emerging Issues Task Force Issue No. 94-3. In the fourth quarter of 1994, the Company established a $48,988 provision for future store closings. In addition to the small number of stores the Company would close in the normal course of business, the Company accelerated the closing of approximately 90 geographically dispersed under-performing stores. The total charge of $48,988 was included in operating and administrative expenses on the 1994 consolidated statement of operations. Of the total charge, approximately $31,000 related to lease settlements and obligations and other expenses to be incurred in connection with the store closings. The remaining charge of approximately $18,000 was for the write-off of impaired assets which included inventory liquidation and the write-off of intangible and fixed assets. The effect of this accounting change on prior periods was immaterial.

     In 1996 and 1995, approximately $5,400 and $20,400, respectively, of the provision was utilized for lease obligations, settlements, and asset write-offs. Remaining expenses are anticipated to be less than the balance of the provision; therefore, $10,800 of the provision was made available and utilized for 1996 store closings approved in 1995, primarily related to the relocation of existing stores.

                         INDEPENDENT AUDITORS' REPORT
                          --------------------------


The Board of Directors
Eckerd Corporation and Subsidiaries:

Under date of April 15, 1997, we reported on the consolidated balance sheets of Eckerd Corporation and subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended February 1, 1997, which are incorporated by reference in the Form 10-K405. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K405. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 10 to the consolidated financial statements, the Company changed its accounting policy in fiscal year 1995 related to the timing of the recognition of closed store obligations.



                                          /s/ KPMG Peat Marwick LLP



Tampa, Florida
April 15, 1997

                                                                     SCHEDULE II


                      ECKERD CORPORATION AND SUBSIDIARIES
                                   RESERVES
      YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995
                                (IN THOUSANDS)


                         Balance at  Charged                         Balance at
                         Beginning      to                              End
Description              of Period   earnings   Deductions   Other   of Period
-----------              ---------   --------   ----------   -----   ----------
Allowance for doubtful
 receivables (a)
  Year Ended
   February 1, 1997        $3,000      $5,122      $5,122       --      $3,000
                           ======      ======      ======    =======    ======
  Year Ended
   February 3, 1996        $3,000      $4,564      $4,564       --      $3,000
                           ======      ======      ======    =======    ======
  Year Ended
   January 28, 1995        $5,000      $7,148      $4,924    $(4,224)   $3,000
                           ======      ======      ======    =======    ======

------------------
Notes:
(a) This reserve is deducted from receivables in the balance sheets.

                                 EXHIBIT INDEX

     Exhibits previously filed or filed by incorporation by reference:

 4.1 Form of 9.25% Senior Subordinated Notes Due 2004 of the Company (incorporated by reference to Exhibit 4.01 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No. 1-4844)).

 4.2 Indenture dated as of November 1, 1993 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee relating to the Company's 9-1/4% Senior Subordinated Notes Due 2004 (incorporated by reference to Exhibit 4.02 to the Current Report on Form 8-K dated October 26, 1993 of the Company (File No. 1-4844)).

10.1 Commercial Paper Placement Agency Agreement dated July 17, 1989 between the Company and Merrill Lynch Money Markets, Inc. (incorporated by reference to Exhibit 10.15 of Form 10-K of the Company for the period ended February 3, 1990).

10.2 Master Lease Agreement I dated as of May 18, 1993 between the Company and Imaging Financial Services d/b/a EKCC ("IFS") (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.3 Master Lease Agreement II dated as of June 15, 1993 between the Company and IFS (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.4 Systems Operations Service Agreement dated as of July 14, 1993 between the Company and Integrated Systems Solutions Corporation (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.5 Letter dated March 16, 1993 between IFS and the Company relating to IFS Sale and Leaseback (incorporated by reference to Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-2 of the Company (No. 33-64906)).

10.6 Receivables Purchase Agreement dated as of January 26, 1995 between the Company and Three Rivers Funding Corporation (incorporated by reference to
      Exhibit 10.18 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

10.7 First Amendment to Receivables Purchase Agreement dated as of March 31, 1995 between the Company and Three Rivers Funding Corporation (incorporated by reference to Exhibit 10.19 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

10.8 Employment Agreement dated February 4, 1996 between the Company and Francis A. Newman (incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.9  Employment Agreement dated February 4, 1996 between the Company and James
      M. Santo (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.10 Employment Agreement dated February 4, 1996 between the Company and Samuel
      G. Wright (incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.11 Employment Agreement dated February 4, 1996 between the Company and Kenneth L. Flynn (incorporated by reference to Exhibit 10.29 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.12 The Executive Excess Benefit Plan of Jack Eckerd Corporation and Its Subsidiaries (incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.13 Eckerd Corporation Executive Three (3) Year Bonus Plan (incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.14 Employment Agreement dated February 4, 1996 between the Company and Stewart Turley (incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended February 3, 1996 of the Company (File 1-4844)).

10.15 Amendment No. 1 dated as of November 2, 1996 to Employment Agreement dated February 4, 1996 between the Company and Francis A. Newman (incorporated by reference to Exhibit 11 to the Schedule 14D-9 of the Company (File 1-4844)).

10.16 Amended and Restated Agreement and Plan of Merger among Eckerd Corporation, J. C. Penney Company, Inc. and Omega Acquisition Corporation, Inc., dated as of November 2, 1996 (incorporated by reference to Exhibit 9 to the Schedule 14D-9 of the Company (File 1-4844)).

10.17 Amendment dated February 25, 1997 to Amended and Restated Agreement and Plan of Merger dated as of November 2, 1996, among J. C. Penney Company, Inc., Omega Acquisition Corporation and Eckerd Corporation (incorporated by reference to Exhibit 2(b) to the Annual Report on Form 10-K of J. C. Penney Company, Inc. for the 52 weeks ended January 25, 1997 (File 1-777)).

      Exhibits filed herewith:

 3.1  Certificate of Incorporation of the Company.

 3.2  First Amendment to Certificate of Incorporation of the Company.

 3.3  By-Laws of the Company, as amended.

 4.3 First Supplemental Indenture, dated as of February 27, 1997, between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee.

12.1 Statement regarding computation of ratio of earnings to fixed charges of the Company.

23.1  Consent of Independent Certified Public Accountants.


27    Financial data schedule.