Form 10-Q
period 1997-04-26
ECKERD CORP
filed 1997-06-11
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Twelve Weeks Ended April 26, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      _____

     As of May 31, 1997 the registrant had 100 shares of common stock outstanding.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT PROVIDED FOR IN GENERAL INSTRUCTION H TO FORM 10-Q.

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                ECKERD CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS EXCEPT SHARE DATA)


ASSETS                                                                                        Unaudited          Audited
Current assets:                                                                                4/26/97           2/1/97
                                                                                              ----------       ----------
     Cash (including short-term investments of $47,746 and $57,000)                           $   55,686           71,874
     Receivables                                                                                  78,209          102,393
     Merchandise inventories                                                                   1,011,961          973,265
     Prepaid expenses and other current assets                                                     7,393            3,909
                                                                                              ----------       ----------
               Total current assets                                                            1,153,249        1,151,441
                                                                                               ---------       ----------
Property and equipment, at cost                                                                  804,522          775,690
     Less accumulated depreciation                                                               343,919          329,490
                                                                                              ----------       ----------
               Net property and equipment                                                        460,603          446,200
                                                                                              ----------       ----------
Excess of cost over net assets acquired, less
     accumulated amortization                                                                     84,783           85,656
Favorable lease interests, less accumulated amortization                                         102,458          108,125
Unamortized debt expenses                                                                          3,418            3,553
Other assets                                                                                     126,175           96,977
                                                                                               ---------       ----------
                                                                                              $1,930,686        1,891,952
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Bank debit balances                                                                      $   70,519           54,252
     Current installments of long-term debt                                                          782              768
     Accounts payable                                                                            383,994          404,945
     Accrued expenses                                                                            314,052          323,717
                                                                                               ---------       ----------
               Total current liabilities                                                         769,347          783,682
                                                                                               ---------       ----------
Other noncurrent liabilities                                                                     161,857          168,240
Long-term debt, excluding current installments                                                   791,150          779,951
Stockholders' equity:
     Voting common stock of $.01 par value.
          Authorized 1,000 shares; issued 100                                                          -                -
     Capital in excess of par value                                                              321,254          321,254
     Retained deficit                                                                           (112,922)        (161,175)
                                                                                               ---------       ----------
               Total stockholders' equity                                                        208,332          160,079
                                                                                               ---------       ----------

                                                                                              $1,930,686        1,891,952
                                                                                               =========       ==========

See accompanying notes to condensed consolidated financial statements.




                                                ECKERD CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                            (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                      Twelve Weeks         Thirteen Weeks
                                                                                      Ended 4/26/97         Ended 5/4/96
                                                                                      -------------        --------------

Sales and other operating revenue                                                      $1,381,638             1,354,619
                                                                                        ---------             ---------
Costs and expenses:
     Cost of sales, including store
          occupancy, warehousing and
          delivery expense                                                              1,070,108             1,051,423
     Operating and administrative expenses                                                230,099               237,533
                                                                                        ---------             ---------
                Earnings before interest expense                                           81,431                65,663
Interest expense:
     Interest expense, net                                                                 11,776                14,886
     Amortization of original issue discount
          and deferred debt expenses                                                          135                   253
                                                                                        ---------             ---------
               Total interest expense                                                      11,911                15,139
                                                                                        ---------             ---------
               Earnings before income taxes                                                69,520                50,524
Income tax expense                                                                         21,267                11,114
                                                                                        ---------             ---------
Net earnings                                                                           $   48,253                39,410
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






                                                ECKERD CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                         Twelve Weeks      Thirteen Weeks
                                                                                         Ended 4/26/97      Ended 5/4/96
                                                                                         -------------      ------------

Cash Flows from operating activities:
     Net earnings                                                                         $  48,253              39,410
     Adjustments to  reconcile  net  earnings to net cash  provided by operating activities:
               Depreciation and amortization                                                 23,143              22,362
               Amortization of original issue discount
                    and deferred debt expenses                                                  135                 253
               Increase in receivables, merchandise
                    inventories and prepaid expenses                                        (27,127)            (39,718)
               Decrease in accounts payable and
                    accrued expenses                                                        (35,028)             (2,052)
               Management fee receivable from affiliate                                     (18,000)                 -
                                                                                           --------            --------
                         Net cash provided by (used in) operating activities                 (8,624)             20,255
                                                                                           --------            --------
Cash flows from investing activities:
     Additions to property, plant and equipment                                             (32,890)            (25,804)
     Sale of property, plant and equipment                                                    1,171                 242
     Acquisition of certain drug store assets                                                  (894)               (860)
     Other                                                                                   (2,433)             (2,529)
                                                                                           --------            --------
                        Net cash used in investing activities                               (35,046)            (28,951)
                                                                                           --------            --------
Cash flows from financing activities:
     Increase (decrease) in bank debit balances                                              16,267             (26,712)
     Additions to long-term debt                                                                 22                   -
     Reductions of long-term debt                                                           (32,579)               (472)
     Net additions under intercompany note to J. C. Penney Company, Inc.                     45,098                   -
     Net additions under credit agreements                                                        -              36,000
     Redemption of 9.25% Senior Subordinated Notes                                           (1,327)                  -
     Other                                                                                        1                 664
                                                                                           --------            --------
                        Net cash provided by financing activities                            27,482               9,480
                                                                                           --------            --------
Net increase (decrease) in cash and short-term investments                                  (16,188)                784
Cash and short-term investments at beginning of period                                       71,874               7,922
                                                                                           --------            --------
Cash and short-term investments at end of period                                          $  55,686               8,706
                                                                                           ========            ========


See accompanying notes to condensed consolidated financial statements.




                         ECKERD CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE AMOUNTS)
         Note 1.
         On November 2, 1996, Eckerd Corporation ("Old Eckerd") entered into a definitive agreement to be acquired by Omega Acquisition Corporation ("Omega"), a wholly-owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"). The aggregate transaction value, including the assumption of Old Eckerd debt and the cash out of certain outstanding Old Eckerd employee stock options, was approximately $3.3 billion. The transaction was effected through a two-step process consisting of (i) a cash tender offer at $35.00 per share for 50.1% of the outstanding common stock of Old Eckerd, which was completed in December 1996, and (ii) the February 27, 1997 exchange in which Old Eckerd stockholders received 0.6604 of a share of JCPenney common stock for each share of Old Eckerd common stock. After completing the acquisition of Old Eckerd on February 27, 1997, Omega changed its name to Eckerd Corporation (the "Company").

         Note 2.
         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and were prepared from the books and records of the Company without audit or verification and in the opinion of management include all adjustments (none of which were other than normal recurring accruals) necessary to present a fair statement of results for such periods. A management fee and certain business integration expenses totaling $18,000 has been charged to affiliates. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes filed as part of the Company's Annual Report on Form 10-K405 for the fiscal year ended February 1, 1997. The results of operations of the periods indicated should not be considered as necessarily indicative of operations for the full year. Prior to the acquisition, Old Eckerd's fiscal year ended the Saturday closest to January 31st each year. In order to make its fiscal year end conform to that of JCPenney, the Company changed its fiscal year end to the last Saturday in January of each year.
         Accordingly, to conform to the JCPenney fiscal calendar, the first quarter of fiscal year 1997 consisted of the twelve week period ended April 26, 1997.

         Certain amounts in the February 1, 1997 condensed consolidated balance sheet have been reclassified to conform to the April 26, 1997 presentation.

         Note 3.
         Substantially  all inventories  are determined on a last-in,  first-out
         (LIFO) cost basis. At April 26, 1997 and February 1, 1997, inventories would have been greater by approximately $115,100 and $109,900, respectively, if inventories were valued on a first-in, first-out
         (FIFO) cost basis. Since LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial statements. The cost of merchandise sold is calculated on an estimated basis and adjusted based on inventories taken during the fiscal year.



 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                                           (In Thousands)

                                                     Thirteen Weeks
                                                     --------------
                                          Ended 4/26/97          Ended 5/4/96
                                           -----------           ------------
Sales and other operating revenue           $1,489,304              1,354,619
Costs of sales                               1,154,349              1,051,423
Operating and administrative expenses          248,446                237,533
                                             ---------              ---------
Operating earnings                              86,509                 65,663
Total interest expense                          12,919                 15,139
                                             ---------              ---------
Earnings before income taxes                    73,590                 50,524
Income tax expense                              22,073                 11,114
                                             ---------              ---------
Net earnings                                $   51,517                 39,410
                                             =========              =========

For comparative purposes only, the above Condensed Consolidated Statements of Operations and the following analysis of results of operations for the first quarter compares the thirteen weeks ended April 26, 1997 to the thirteen weeks ended May 4, 1996. As noted previously, as a result of the change by the Company of its fiscal year, Item 1 Financial Information is presented for the twelve weeks ended April 26, 1997.

Sales and other operating revenue for the first quarter of 1997 increased 9.9% over the 1996 first quarter to $1.5 billion. Sales benefited from significant increases in drugstore prescription sales as well as from increases in non-prescription (front end) sales. Drugstore prescription sales increased 13.4% to $852 million and front end sales increased 5.6% to $635 million. Comparable drugstore sales (stores open one year or more) increased 8.0% compared to a 9.6% increase in 1996. The increase in comparable drugstore sales was primarily attributable to the increase in sales of prescription drugs as well as increased sales of non-prescription items in the health and convenience categories.

Prescription sales as a percentage of drugstore sales were 57.3% for the quarter compared to 55.6% for the comparable 1996 period. The growth in prescription sales was primarily the result of increased managed care prescription sales. Managed care prescription sales increased to 78.3% of prescription sales compared to 73.9% in 1996. Prescription sales to managed care payors, in terms of both dollar volume and as a percentage of total prescription sales, are expected to continue to increase in the current year and for the foreseeable future. Managed care payors typically negotiate lower prescription prices than those on non-managed care prescriptions, resulting in decreasing gross profit margins on prescription sales. However, contracts with managed care payors generally increase the volume of prescription sales and gross profit dollars.

As a percentage of sales, cost of sales and related expenses were 77.5% for the quarter compared to 77.6% for 1996's comparable quarter. The decrease in cost of sales and related expenses is attributable to a slowing in the decline in prescription gross profit margins as well as improvement in front end gross profit margins. The LIFO charge was $5.2 million compared to $4.2 million for 1996's first quarter.

Operating and administrative expenses, net of $19.5 million of management fees and business integration costs charged to affiliates, for the first quarter increased 4.6% over 1996 to $248.4 million and decreased as a percentage of sales to 16.7% from 17.5% in 1996. The decrease as a percentage of sales resulted primarily from operating efficiencies, higher sales, and cost controls which helped produce lower costs as a percentage of sales in such expense categories as payroll and insurance, net of increased business integration expenses.

Total interest expense for the first quarter decreased 14.7% from 1996 to $12.9 million. The decrease was due to lower average borrowings and lower interest rates on borrowings compared to bank loan interest rate spreads in 1996.

Earnings before income taxes for the quarter increased 45.7% to $73.6 million. The increase was due primarily to the increase in gross profit dollars as a result of higher sales and other operating revenue, and the decrease in operating and administrative expenses as a percentage of sales due to operating efficiencies and expense control.

Income tax expense for the first quarter was $22.1 million (30%) compared to $11.1 million (22%) in 1996. Income tax expense in both periods represents federal and state income taxes. In addition, the income tax rate was lower in 1996 when compared to 1997 due to the use of net operating loss carryforwards, which were fully utilized during fiscal year 1996.


               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Company's independent public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Accountants' Report is presented on page 8 of this report.



                               Accountants' Report

The Board of Directors
Eckerd Corporation:

We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries as of April 26, 1997, and the related condensed consolidated statements of earnings and cash flows for the twelve weeks ended April 26, 1997 and thirteen weeks ended May 4, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of February 1, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows, for the year then ended (not presented herein); and in our report dated April 15, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                     /s/ KPMG PEAT MARWICK LLP

         June 6, 1997





         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  15.1     Letter re unaudited interim financial information.

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the twelve weeks ended April 26, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ECKERD CORPORATION
                                                 (Registrant)

         June 10, 1997                           /s/ Samuel G. Wright
                                                 ----------------------
                                                 Samuel G. Wright
                                                 Executive Vice President/
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)





                                  Exhibit Index

                               Eckerd Corporation
                                    Form 10-Q


 Exhibit No.                 Description of Exhibit

    15.1            Letter re unaudited interim financial information

    27              Financial Data Schedule