Form 10-Q
period 1997-07-26
ECKERD CORP
filed 1997-09-09
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Thirteen and Twenty-Five Weeks Ended July 26, 1997

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

 As of August 30, 1997 the registrant had 100 shares of common stock outstanding.

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
                        (IN THOUSANDS EXCEPT SHARE DATA)

ASSETS                                                                                         Unaudited         Audited
Current assets:                                                                                 7/26/97          2/1/97
                                                                                               ---------        ---------

     Cash (including short-term investments of $62,000 and $57,000)                           $   98,332           71,874
     Receivables                                                                                 116,684          102,393
     Merchandise inventories                                                                   1,016,939          973,265
     Prepaid expenses and other current assets                                                    10,302            3,909
                                                                                               ---------        ---------
               Total current assets                                                            1,242,257        1,151,441
                                                                                               ---------        ---------
Property and equipment, at cost                                                                  841,834          775,690
     Less accumulated depreciation                                                               357,876          329,490
                                                                                               ---------        ---------
               Net property and equipment                                                        483,958          446,200
                                                                                               ---------        ---------
Excess of cost over net assets acquired, less
     accumulated amortization                                                                    122,586           85,656
Favorable lease interests, less accumulated amortization                                          96,326          108,125
Deferred income taxes                                                                             64,343           64,343
Due from affiliates                                                                              135,457                -
Other assets                                                                                      33,637           36,187
                                                                                               ---------        ---------
                                                                                              $2,178,564        1,891,952
                                                                                               =========        =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Bank debit balances                                                                      $   67,286           54,252
     Current installments of long-term debt                                                          782              768
     Accounts payable                                                                            384,225          404,945
     Accrued expenses                                                                            391,936          323,717
                                                                                               ---------        ---------
               Total current liabilities                                                         844,229          783,682
                                                                                               ---------        ---------
Other noncurrent liabilities                                                                     165,578          168,240
Long-term debt, excluding current installments                                                   925,776          779,951
Stockholders' equity:
     Voting common stock of $.01 par value.
          Authorized 1,000 shares; issued 100                                                          -                -
     Capital in excess of par value                                                              321,254          321,254
     Retained deficit                                                                            (78,273)        (161,175)
                                                                                               ---------        ---------
               Total stockholder's equity                                                        242,981          160,079
                                                                                               ---------        ---------
                                                                                              $2,178,564        1,891,952
                                                                                               =========        =========

See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                                                                        Twenty-Five        Twenty-Six
                                                            Thirteen Weeks Ended        Weeks Ended        Weeks Ended
                                                          -------------------------     -----------        -----------
                                                           7/26/97          8/3/96        7/26/97             8/3/96
                                                          ---------       ---------     -----------        -----------

Sales and other operating revenue                        $1,427,782       1,252,428       2,809,420          2,607,047
                                                          ---------       ---------       ---------          ---------
Costs and expenses:
     Cost of sales, including store
          occupancy, warehousing and
          delivery expense                                1,111,794         979,784       2,181,902          2,031,207
     Operating and administrative expenses                  250,100         236,208         480,199            473,741
                                                          ---------       ---------       ---------          ---------
                Earnings before interest expense             65,888          36,436         147,319            102,099
Interest expense:
     Interest expense, net                                   16,258          15,121          28,034             30,007
     Amortization of original issue discount
          and deferred debt expenses                            134             251             269                504
                                                          ---------       ---------       ---------          ---------
               Total interest expense                        16,392          15,372          28,303             30,511
                                                          ---------       ---------       ---------          ---------
               Earnings before income taxes                  49,496          21,064         119,016             71,588
Income tax expense                                           14,849           4,608          36,116             15,722
                                                          ---------       ---------       ---------          ---------
Net earnings                                             $   34,647          16,456          82,900             55,866
                                                          =========       =========       =========          =========


See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      Twenty-Five Weeks      Twenty-Six Weeks
                                                                                        Ended 7/26/97          Ended 8/3/96
                                                                                        -------------          ------------

Cash flows from operating activities:
     Net earnings                                                                        $   82,900                55,866
     Adjustments to  reconcile  net  earnings to net cash  provided by operating activities:
               Depreciation and amortization                                                 48,905                45,389
               Amortization of original issue discount
                    and deferred debt expenses                                                  269                   504
               Increase in receivables, merchandise
                    inventories and prepaid expenses                                        (36,930)              (26,001)
               Increase (decrease) in accounts payable and
                    accrued expenses                                                         41,572                (9,610)
               Increase in due from affiliates                                             (135,457)                    -
                                                                                          ---------             ---------
                        Net cash provided by operating activities                             1,259                66,148
                                                                                          ---------             ---------
Cash flows from investing activities:
     Additions to property, plant and equipment                                             (66,503)              (59,334)
     Sale of property, plant and equipment                                                    2,712                 1,690
     Acquisition of certain drugstore assets                                                (78,050)              (13,334)
     Other                                                                                    8,165                (1,983)
                                                                                          ---------             ---------
                        Net cash used in investing activities                              (133,676)              (72,961)
                                                                                          ---------             ---------
Cash flows from financing activities:
     Increase (decrease) in bank debit balances                                              13,034               (43,395)
     Additions to long-term debt                                                                 22                     -
     Reductions of long-term debt                                                           (32,854)                 (519)
     Net additions under intercompany note to J. C. Penney Company, Inc.                    180,000                     -
     Net additions under credit agreements                                                        -                50,000
     Redemption of 9.25% Senior Subordinated Notes                                           (1,327)                    -
     Other                                                                                        -                   925
                                                                                          ---------             ---------
                        Net cash provided by financing activities                           158,875                 7,011
                                                                                          ---------             ---------
Net increase in cash and short-term investments                                              26,458                   198
Cash and short-term investments at beginning of period                                       71,874                 7,922
                                                                                          ---------             ---------
Cash and short-term investments at end of period                                         $   98,332                 8,120
                                                                                          =========             =========


See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Note 1.
- -------
On November 2, 1996, Eckerd Corporation ("Old Eckerd") entered into a definitive agreement to be acquired by Omega Acquisition Corporation ("Omega"), a wholly-owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"). The aggregate transaction value, including the assumption of Old Eckerd debt and the cash out of certain outstanding Old Eckerd employee stock options, was approximately $3.3 billion. The transaction was effected through a two-step process consisting of (i) a cash tender offer at $35.00 per share for 50.1% of the outstanding common stock of Old Eckerd, which was completed in December 1996, and (ii) the February 27, 1997 exchange in which Old Eckerd stockholders received 0.6604 of a share of JCPenney common stock for each share of Old Eckerd common stock. After completing the acquisition of Old Eckerd on February 27, 1997, Omega changed its name to Eckerd Corporation (the "Company").

Note 2.
- -------
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and were prepared from the books and records of the Company without audit or verification and in the opinion of management include all adjustments (none of which were other than normal recurring accruals) necessary to present a fair statement of results for such periods. A management fee and certain business integration expenses totaling $38,459 has been charged to affiliates. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes filed as part of the Company's Annual Report on Form 10-K405 for the fiscal year ended February 1, 1997. The results of operations of the periods indicated should not be considered as necessarily indicative of operations for the full year. Prior to the acquisition, Old Eckerd's fiscal year ended the Saturday closest to January 31st each year. In order to make its fiscal year end conform to that of JCPenney, the Company changed its fiscal year end to the last Saturday in January of each year. Accordingly, to conform to the JCPenney fiscal calendar, the first quarter of fiscal year 1997 consisted of twelve weeks ended April 26, 1997 and the second quarter consisted of thirteen weeks ended July 26, 1997, with a year-to-date total of twenty-five weeks ended July 26, 1997.

Certain amounts in the February 1, 1997 condensed consolidated balance sheet have been reclassified to conform to the July 26, 1997 presentation.

Note 3.
- -------
Substantially all inventories are determined on a last-in, first-out (LIFO) cost basis. At July 26, 1997 and February 1, 1997, inventories would have been greater by approximately $119,400 and $109,900, respectively, if inventories were valued on a first-in, first-out (FIFO) cost basis. Since LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial statements. The cost of merchandise sold is calculated on an estimated basis and adjusted based on inventories taken during the fiscal year.
                                       5



 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                                           (In Thousands)

                                                         Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                      ---------------------------        -----------------------------
                                                       7/26/97           8/3/96           7/26/97             8/3/96
                                                      ----------       ----------        ----------         ----------

Sales and other operating revenue                    $ 1,427,782        1,252,428         2,917,086          2,607,047
Costs of sales                                         1,111,794          979,784         2,266,143          2,031,207
Operating and administrative expenses                    250,100          236,208           498,546            473,741
                                                      ----------       ----------        ----------         ----------
Operating earnings                                        65,888           36,436           152,397            102,099
Total interest expense                                    16,392           15,372            29,311             30,511
                                                      ----------       ----------        ----------         ----------
Earnings before income taxes                              49,496           21,064           123,086             71,588
Income tax expense                                        14,849            4,608            36,922             15,722
                                                      ----------       ----------        ----------         ----------
Net earnings                                         $    34,647           16,456            86,164             55,866
                                                      ==========       ==========        ==========         ==========

For comparative purposes only, the above Condensed Consolidated Statements of Earnings and the following analysis of results of operations compares the thirteen and twenty-six weeks ended July 26, 1997 to the thirteen and twenty-six weeks ended August 3, 1996. As noted previously, as a result of the change by the Company of its fiscal year, Item 1 Financial Information is presented for the thirteen and twenty-five weeks ended July 26, 1997.

Sales and other operating revenue for the second quarter and twenty-six weeks ended July 26, 1997 increased 14.0% and 11.9%, respectively, over the 1996 comparable periods to $1.4 billion and $2.9 billion, respectively. Sales benefited from significant increases in drugstore prescription sales as well as from increases in non-prescription (front end) sales and from acquired and new stores as well as increased sales in relocated freestanding stores. Comparable drugstore sales (stores open one year or more) increased 9.3% and 8.6% for the thirteen and twenty-six week periods compared to a 7.8% and 8.8% increase in 1996. The increases in comparable drugstore sales were primarily attributable to the increase in sales of prescription drugs as well as increased sales of non-prescription items in the health and convenience categories.

Prescription sales as a percentage of drugstore sales were 57.8% and 57.6% compared to 56.6% and 56.0% for the comparable second quarter and twenty-six week 1996 periods. The growth in prescription sales was primarily the result of increased managed care prescription sales. Managed care prescription sales increased to 78.7% and 78.5% of prescription sales compared to 75.0% and 74.4% in 1996. Prescription sales to managed care payors, in terms of both dollar volume and as a percentage of total prescription sales, are expected to continue to increase in the current year and for the foreseeable future. Managed care payors typically negotiate lower prescription prices than those on non-managed care prescriptions, resulting in decreasing gross profit margins on prescription sales. However, contracts with managed care payors generally increase the volume of prescription sales and gross profit dollars.

As a percentage of sales, cost of sales and related expenses were 77.9% and 77.7% for the second quarter and twenty-six weeks ended July 26, 1997 compared to 78.2% and 77.9% for the 1996 comparable periods. The decreases in cost of sales and related expenses is attributable to a slowing in the decline in prescription gross profit margins as well as improvement in front end gross profit margins and reduced inventory shrinkage as a percentage of sales. The LIFO charge for the 1997 second quarter and twenty-six week periods was $4.9 million and $10.1 million, respectively, compared to $4.4 million and $8.6 million for the 1996 second quarter and twenty-six weeks.

Operating and administrative expenses, net of $20.5 million and $40.0 million of management fees and business integration costs charged to affiliates, for the second quarter and twenty-six weeks increased 5.9% and 5.2%, respectively, over 1996 to $250.1 million and $498.5 million, and decreased as a percentage of sales to 17.5% and 17.1%, respectively, from 18.9% and 18.2% in 1996. The decreases as a percentage of sales resulted primarily from increased operating efficiencies, higher sales, and cost controls which helped produce lower costs as a percentage of sales in such expense categories as payroll and insurance.

Total interest expense for the 1997 second quarter increased 6.6% over 1996 to $16.4 million. The increase was due to higher average borrowings and higher interest rates in the second quarter compared to 1996. For the twenty-six week period, total interest expense decreased 3.9% to $29.3 million, primarily due to lower average borrowings and lower interest rates in the first quarter on borrowings compared to 1996.

Earnings before income taxes for the second quarter and twenty-six weeks increased 135.0% and 71.9%, respectively, to $49.5 million and $123.1 million, respectively. The increases were due primarily to the increase in gross profit dollars as a result of higher sales and other operating revenue, and the decrease in operating and administrative expenses as a percentage of sales due to operating efficiencies and expense control.

Income tax expense for the 1997 second quarter and twenty-six weeks was $14.8 million (30%) and $36.9 million (30%), respectively, compared to $4.6 million (22%) and $15.7 million (22%) in 1996. Income tax expense in both periods represent federal and state income taxes. The income tax rate was lower in 1996 when compared to 1997 due to the use of net operating loss carryforwards in 1996. In connection with the proposed settlement of the Company's Internal Revenue Service income tax return examinations for the January 31, 1987 and January 30, 1988 tax years, the Company's net operating loss carryforwards were adjusted to zero and deferred tax assets in the form of alternative minimum tax credit carryforwards and deductions relating to changes in amortization methods are effective for 1997.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Company's independent public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Auditors' Review Report is presented on page 8 of this report.

                       Independent Auditors' Review Report

The Board of Directors
Eckerd Corporation:

We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries as of July 26, 1997, and the related condensed consolidated statements of earnings and cash flows for the thirteen and twenty-five weeks ended July 26, 1997 and the thirteen and twenty-six weeks ended August 3, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Eckerd Corporation as of February 1, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 15, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                 /s/ KPMG PEAT MARWICK LLP

September  8, 1997


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    15.1 Letter re unaudited interim financial information.

    27 Financial Data Schedule.

(b) Reports on Form 8-K

    On June 10, 1997, the Company filed a Current Report on Form 8-K. The Report covered Item 8 - Change in Fiscal Year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ECKERD CORPORATION
                                                   (Registrant)

September 8, 1997                               /s/ Samuel G. Wright
                                                ----------------------
                                                Samuel G. Wright
                                                Executive Vice President/
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------

                               Eckerd Corporation
                                    Form 10-Q


Exhibit No.     Description of Exhibit
- -----------     ----------------------
   15.1         Letter re unaudited interim financial information

   27           Financial Data Schedule




