Form 10-Q
period 1997-10-25
ECKERD CORP
filed 1997-12-09
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Thirteen and Thirty-Eight Weeks Ended October 25, 1997

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

As of November 30, 1997 the registrant had 100 shares of common stock outstanding.

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
                        (IN THOUSANDS EXCEPT SHARE DATA)

ASSETS                                                                                         Unaudited         Audited
Current assets:                                                                                10/25/97          2/1/97
                                                                                               ---------        ---------


     Cash (including short-term investments of $2,000 and $57,000)                            $   37,834           71,874
     Receivables                                                                                 126,733          102,393
     Merchandise inventories                                                                   1,228,423          973,265
     Prepaid expenses and other current assets                                                     5,311            3,909
                                                                                               ---------        ---------
               Total current assets                                                            1,398,301        1,151,441
                                                                                               ---------        ---------
Property and equipment, at cost                                                                  879,539          775,690
     Less accumulated depreciation                                                               370,451          329,490
                                                                                               ---------        ---------
               Net property and equipment                                                        509,088          446,200
                                                                                               ---------        ---------
Excess of cost over net assets acquired, less
     accumulated amortization                                                                    113,743           85,656
Favorable lease interests, less accumulated amortization                                          89,606          108,125
Deferred income taxes                                                                             64,343           64,343
Due from affiliates                                                                              290,824                -
Other assets                                                                                      54,518           36,187
                                                                                               ---------        ---------
                                                                                              $2,520,423        1,891,952
                                                                                               =========        =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Bank debit balances                                                                      $   15,489           54,252
     Current installments of long-term debt                                                          781              768
     Accounts payable                                                                            435,145          404,945
     Accrued expenses                                                                            384,439          323,717
                                                                                               ---------        ---------
               Total current liabilities                                                         835,854          783,682
                                                                                               ---------        ---------
Other noncurrent liabilities                                                                     149,608          168,240
Long-term debt, excluding current installments                                                 1,279,870          779,951
Stockholders' equity:
     Voting common stock of $.01 par value.
          Authorized 1,000 shares; issued 100                                                          -                -
     Capital in excess of par value                                                              321,254          321,254
     Retained deficit                                                                            (66,163)        (161,175)
                                                                                               ---------        ---------
               Total stockholder's equity                                                        255,091          160,079
                                                                                               ---------        ---------
                                                                                              $2,520,423        1,891,952
                                                                                               =========        =========

See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         Thirty-Eight      Thirty-Nine
                                                            Thirteen Weeks Ended          Weeks Ended      Weeks Ended
                                                          -------------------------      ------------      -----------
                                                           10/25/97       11/02/96         10/25/97          11/02/96
                                                          ---------       ---------      ------------      -----------

Sales and other operating revenue                        $1,467,190       1,280,375         4,276,610        3,887,422
                                                          ---------       ---------         ---------        ---------
Costs and expenses:
     Cost of sales, including store
          occupancy, warehousing and
          delivery expense                                1,165,450       1,012,451         3,347,352        3,043,658
     Operating and administrative expenses                  266,194         238,295           746,393          712,036
                                                          ---------       ---------         ----------       ---------
                Earnings before interest expense             35,546          29,629           182,865          131,728
Interest expense:
     Interest expense, net                                   18,107          15,320            46,141           45,327
     Amortization of original issue discount
          and deferred debt expenses                            133             261               402              765
                                                          ---------       ---------         ---------        ---------
               Total interest expense                        18,240          15,581            46,543           46,092
                                                          ---------       ---------         ---------        ---------
               Earnings before income taxes                  17,306          14,048           136,322           85,636
Income tax expense                                            5,194           3,118            41,310           18,840
                                                          ---------       ---------         ---------        ---------
Net earnings                                             $   12,112          10,930            95,012           66,796
                                                          =========       =========         =========        =========

See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     Thirty-Eight Weeks  Thirty-Nine Weeks
                                                                                       Ended 10/25/97      Ended 11/02/96
                                                                                       --------------      --------------

Cash flows from operating activities:
     Net earnings                                                                         $  95,012                66,796
     Adjustments to  reconcile  net  earnings to net cash  provided by operating activities:
               Depreciation and amortization                                                 74,917                68,484
               Amortization of original issue discount
                    and deferred debt expenses                                                  402                   765
               Increase in receivables, merchandise
                    inventories and prepaid expenses                                       (253,474)             (148,086)
               Increase in accounts payable and
                    accrued expenses                                                         77,743                91,698
               Increase in due from affiliate                                              (290,822)                   -
                                                                                          ---------             ---------
                        Net cash provided by (used in) operating activities                (296,222)               79,657
                                                                                          ---------             ---------
Cash flows from investing activities:
     Additions to property, plant and equipment                                            (115,967)              (89,791)
     Sale of property, plant and equipment                                                    4,809                 2,822
     Acquisition of certain drugstore assets                                                (84,618)              (15,922)
     Other                                                                                   (2,431)               (2,738)
                                                                                          ---------             ---------
                        Net cash used in investing activities                              (198,207)             (105,629)
                                                                                          ---------             ---------
Cash flows from financing activities:
     Decrease in bank debit balances                                                        (38,763)              (42,701)
     Additions to long-term debt                                                                 22                     -
     Reductions of long-term debt                                                           (34,543)                 (829)
     Net additions under intercompany note to J. C. Penney Company, Inc.                    535,000                     -
     Net additions under credit agreements                                                        -                67,500
     Redemption of 9.25% Senior Subordinated Notes                                           (1,327)                    -
     Other                                                                                        -                 2,501
                                                                                          ---------             ---------
                        Net cash provided by financing activities                           460,389                26,471
                                                                                          ---------             ---------
Net increase (decrease) in cash and short-term investments                                  (34,040)                  499
Cash and short-term investments at beginning of period                                       71,874                 7,922
                                                                                          ---------             ---------
Cash and short-term investments at end of period                                         $   37,834                 8,421
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

Note 2.
-------
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and were prepared from the books and records of the Company without audit or verification and in the opinion of management include all adjustments (none of which were other than normal recurring accruals) necessary to present a fair statement of results for such periods. A management fee and certain business integration expenses totaling $48,632 for the thirty-eight week period has been charged to affiliates. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes filed as part of the Company's Annual Report on Form 10-K405 for the fiscal year ended February 1, 1997. The results of operations of the periods indicated should not be considered as necessarily indicative of operations for the full year. Prior to the acquisition, Old Eckerd's fiscal year ended the Saturday closest to January 31st each year. In order to make its fiscal year end conform to that of JCPenney, the Company changed its fiscal year end to the last Saturday in January of each year. Accordingly, to conform to the JCPenney fiscal calendar, the first quarter of fiscal year 1997 consisted of twelve weeks ended April 26, 1997 and the second and third quarters consisted of thirteen weeks ended July 27, 1997 and October 25, 1997, with a year-to-date total of thirty-eight weeks ended October 25, 1997. Certain amounts in the February 1, 1997 condensed consolidated balance sheet have been reclassified to conform to the October 25, 1997 presentation.

Note 3.
-------
Substantially all inventories are determined on a last-in, first-out (LIFO) cost basis. At October 25, 1997 and February 1, 1997, inventories would have been greater by approximately $125,100 and $109,900, respectively, if inventories were valued on a first-in, first-out (FIFO) cost basis. Since LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial statements. The cost of merchandise sold is calculated on an estimated basis and adjusted based on inventories taken during the fiscal year.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                                           (In Thousands)

                                                          Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                      ---------------------------        -----------------------------
                                                       10/25/97         11/02/96          10/25/97           11/02/96
                                                      ----------       ----------        ----------         ----------

Sales and other operating revenue                    $ 1,467,190        1,280,375         4,384,276          3,887,422
Costs of sales                                         1,165,450        1,012,451         3,431,593          3,043,658
Operating and administrative expenses                    266,194          238,295           764,740            712,036
                                                      ----------       ----------        ----------         ----------
Operating earnings                                        35,546           29,629           187,943            131,728
Total interest expense                                    18,240           15,581            47,551             46,092
                                                      ----------       ----------        ----------         ----------
Earnings before income taxes                              17,306           14,048           140,392             85,636
Income tax expense                                         5,194            3,118            42,116             18,840
                                                      ----------       ----------        ----------         ----------
Net earnings                                         $    12,112           10,930            98,276             66,796
                                                      ==========       ==========        ==========         ==========

For comparative purposes only, the above Condensed Consolidated Statements of Earnings and the following analysis of results of operations compares the thirteen and thirty-nine weeks ended October 25, 1997 to the thirteen and thirty-nine weeks ended November 2, 1996. As noted previously, as a result of the change by the Company of its fiscal year, Item 1 Financial Information is presented for the thirteen and thirty-eight weeks ended October 25, 1997.

Sales and other operating revenue for the third quarter and thirty-nine weeks ended October 25, 1997 increased 14.6% and 12.8%, respectively, over the 1996 comparable periods to $1.5 billion and $4.4 billion, respectively. Sales benefited from significant increases in drugstore prescription sales as well as from increases in non-prescription (front end) sales and from acquired and new stores as well as increased sales in relocated freestanding stores. Comparable drugstore sales (stores open one year or more) increased 8.6% for both the thirteen and thirty-nine week periods compared to a 7.4% and 8.4% increase in the respective 1996 periods. The increases in comparable drugstore sales were primarily attributable to the increase in sales of prescription drugs as well as increased sales of non-prescription items in the health category.

Prescription sales as a percentage of drugstore sales were 59.9% and 58.6% compared to 57.7% and 56.6% for the comparable third quarter and thirty-nine week 1996 periods. The growth in prescription sales was primarily the result of increased managed care prescription sales. Managed care prescription sales increased to 80.9% and 79.3% of prescription sales compared to 76.4% and 75.1% in 1996. Managed care payors typically negotiate lower prescription prices than those on non-managed care prescriptions, resulting in decreasing gross profit margins on prescription sales. However, contracts with managed care payors generally increase the volume of prescription sales and gross profit dollars.

As a percentage of sales, cost of sales and related expenses were 79.4% and 78.3% for the third quarter and thirty-nine weeks ended October 25, 1997 compared to 79.1% and 78.3% for the 1996 comparable periods. Cost of sales and related expenses are currently benefiting from a slowing in the decline in prescription gross profit margins as well as improvement in front end gross profit margins which were largely offset in the third quarter by increased lower margin promotional activity. The LIFO charge for the 1997 third quarter and thirty-nine week periods was $5.1 million and $15.2 million, respectively, compared to $4.6 million and $13.2 million for the 1996 third quarter and thirty-nine weeks.

Operating and administrative expenses, net of $10.2 million and $50.1 million of management fees and business integration costs charged to affiliates, for the third quarter and thirty-nine weeks increased 11.7% and 7.4%, respectively, over 1996 to $266.2 million and $764.7 million, and as a percentage of sales were 18.2% and 17.4%, compared to 18.6% and 18.3% in 1996. The decrease for the third quarter and thirty-nine weeks as a percentage of sales resulted primarily from increased operating efficiencies, higher sales, and cost controls which helped produce lower costs as a percentage of sales in such expense categories as insurance and advertising for the third quarter and payroll and insurance for thirty-nine weeks.

Total interest expense for the 1997 third quarter and thirty-nine weeks increased 17.1% and 3.2%, over 1996 to $18.2 million and $47.5 million. The increase was due to higher average borrowings and higher interest rates in both the third quarter and thirty-nine weeks compared to 1996.

Earnings before income taxes for the third quarter and thirty-nine weeks increased 23.2% and 63.9%, to $17.3 million and $140.4 million, respectively. The increases were due primarily to the increase in gross profit dollars as a result of higher sales and other operating revenue, and the decrease in operating and administrative expenses as a percentage of sales due to operating efficiencies and expense control partially offset by higher interest expense.

Income tax expense for the 1997 third quarter and thirty-nine weeks was $5.2 million (30%) and $42.1 million (30%), respectively, compared to $3.1 million (22%) and $18.8 million (22%) in 1996. Income tax expense in both periods represent federal and state income taxes. The income tax rate was lower in 1996 when compared to 1997 due to the use of net operating loss carryforwards in 1996. In connection with the settlement of the Company's Internal Revenue Service income tax return examinations for the January 31, 1987 and January 30, 1988 tax years, the Company's net operating loss carryforwards were adjusted to zero and deferred tax assets in the form of alternative minimum tax credit carryforwards and deductions relating to changes in amortization methods are effective for 1997.


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

                       Independent Auditors' Review Report

The Board of Directors
Eckerd Corporation:

We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries as of October 25, 1997, and the related condensed consolidated statements of earnings and cash flows for the thirteen and thirty-eight weeks ended October 25, 1997 and the thirteen and thirty-nine weeks ended November 2, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

December 8, 1997

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    15.1     Letter re unaudited interim financial information.

    27       Financial Data Schedule.

(b) Reports on Form 8-K


    The Company did not file any reports on Form 8-K during the thirteen weeks ended October 25, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ECKERD CORPORATION
                                                    (Registrant)

December 8, 1997                                  /s/ Samuel G. Wright
                                                 ----------------------
                                                 Executive Vice President/
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------

                               Eckerd Corporation
                                    Form 10-Q


Exhibit No.       Description of Exhibit
-----------       ----------------------

   15.1           Letter re unaudited interim financial information

   27             Financial Data Schedule

