Form 10-K405
period 1998-01-31
ECKERD CORP
filed 1998-05-01
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K405

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended January 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                          Commission File Number 1-4844

                               ECKERD CORPORATION
           (Exact name of registrant as specified in its charter)
        DELAWARE                                         51-0378122
 (State of incorporation)                 (I.R.S. Employer Identification No.)
                              8333 Bryan Dairy Road
                                 Largo, FL 33777
              (Address and zip code of principal executive offices)
                                 (813) 395-6000
               (Registrant's telephone number including area code)
           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each
  Title of each class                             exchange on which registered
  -------------------                             ----------------------------
9 1/4% Senior Subordinated Notes Due 2004            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. [ X ]

        The registrant has no voting or nonvoting common equity held by non-affiliates.

        As of March 31, 1998, the registrant had 100 shares of common stock outstanding.

        Documents Incorporated by Reference:  None.

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K405 WITH THE REDUCED DISCLOSURE FORMAT PROVIDED FOR IN GENERAL INSTRUCTION I TO FORM 10-K.




                               ECKERD CORPORATION
                   JANUARY 31, 1998 FORM 10-K405 ANNUAL REPORT
                                Table of Contents

Item                                                                     Page
----                                                                     ----
                                     PART I
 1.    Business                                                            3
 2.    Properties                                                          9
 3.    Legal Proceedings                                                  10

                                     PART II

 5.    Market for the Registrant's Common Equity and Related
         Stockholder Matters                                              11
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        11
 8.    Financial Statements and Supplementary Data                        13
 9.    Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                             14


                                     PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K   15


                                     PART I

Item 1. Business
General

Eckerd Corporation (the "Company" or "Eckerd") was formed by J. C. Penney Company, Inc.("JCPenney")in 1996 for the purpose of acquiring the former Eckerd Corporation ("Old Eckerd") in a transaction effected through a cash tender offer of $35.00 per share for 50.1% of Old Eckerd's outstanding common stock (which was completed in December 1996), followed by a second step merger completed on February 27, 1997 in which Old Eckerd stockholders received 0.6604 shares of JCPenney common stock for each remaining share of Old Eckerd common stock not purchased in the tender offer (the "Acquisition"). Unless the context requires otherwise, references to the Company or Eckerd relating to time periods prior to February 27, 1997 are to Old Eckerd.

The Company, which is a wholly owned subsidiary of JCPenney , operates the Eckerd drugstore chain, which is one of the largest drugstore chains in the United States. At January 31, 1998, the Eckerd chain consisted of 1,873 stores in 14 states located primarily in the Sunbelt. Over its 45-year history, the Eckerd drugstore chain has built a strong market position in areas where demographic characteristics are favorable to drugstore growth. Eckerd stores are concentrated in 10 of the 12 metropolitan statistical areas with the largest percentage growth in population from 1980 to 1990.

        At January 31, 1998, the Company also managed 905 stores ("Managed Stores") in 15 states, which are indirectly wholly owned by JCPenney and operated under the Eckerd name. The Managed Stores were formerly operated as Thrift and Fay's drugstores. No financial results for the Managed Stores are included in the following discussion or financial results. The Company receives a management fee for such management services.

        The primary focus of Eckerd stores is the sale of prescription drugs, which, during fiscal 1997, generated approximately 57% of the Company's sales. Eckerd stores sell a wide variety of nonpharmacy merchandise, including health and beauty aids, convenience foods, greeting cards and numerous other convenience products. Another significant focus of Eckerd stores is photofinishing. All Eckerd stores offer overnight photofinishing services, and at January 31, 1998 there were Eckerd Express Photo one-hour photofinishing mini-labs in 712 stores.

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

        During the last several years, a growing percentage of prescription drug volume throughout the industry has been accounted for by sales to customers who are covered by third-party payment programs ("managed care sales"). In a typical managed care sale, the drugstore has a contract with a managed care payor, such as an insurance company, health maintenance organization ("HMO"), preferred provider organization ("PPO"), other managed care provider, government agency or private employer, which agrees to pay for part or all of the customer's eligible prescription purchases. Although these managed care sales contracts often provide a high volume of prescription sales, such sales typically generate lower gross margins than non-managed care sales due principally to the highly competitive nature of this business and the high level of competition between managed care firms and the resulting efforts to reduce costs. Larger drugstore chains, such as Eckerd, are typically better able to service the growing managed care segment than independent drugstores and smaller chains as a result of the larger chains' more sophisticated technology systems, larger number of stores and greater penetration within their markets.

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

Eckerd Drugstores
        As of January 31, 1998, the Company operated and managed the number of Eckerd stores and Eckerd Express Photo centers indicated below in each of the following states:

                          The Company                    Managed Stores
                          -----------                    --------------
                   Eckerd         Drugstores with                     Eckerd
                    Drug           Eckerd Express                  Drug Stores
                   Stores          Photo Centers                   -----------
                   ------          -------------    Pennsylvania       358
Florida              575                304         New York           244
Texas                459                181         New Jersey         110
Georgia              187                 80         North Carolina      76
North Carolina       183                 72         South Carolina      42
Virginia             113                  -         Missouri            16
Louisiana             97                 24         Maryland            14
South Carolina        83                 25         Kansas              13
New Jersey            49                 10         Delaware            11
Tennessee             38                  5         Ohio                 7
Oklahoma              33                  5         West Virginia        7
Mississippi           26                  1         Vermont              3
Alabama               16                  3         Kentucky             2
Delaware              12                  2         New Hampshire        1
Maryland               2                  -         Virginia             1
                   -----                ---                            ---
   Total           1,873                712                            905
                   =====                ===                            ===

        Over the past five years the Company has implemented several initiatives designed to improve the quality and operating performance of the Company's store base. Among such initiatives are the opening, relocation and acquisition of additional stores, the closure or divestiture of underperforming stores and an extensive remodeling program. The Company has also increased the degree to which merchandise is tailored to specific markets, instituted a chainwide shrinkage reduction program and made a significant investment in its management information systems.
        The following table summarizes the number of Eckerd drugstores operated by the Company and the sales on an aggregate and per store basis for the last five years


                                                                                   Fiscal Years
                                                                                   ------------
                                                          1997          1996          1995          1994         1993
                                                          ----          ----          ----          ----         ----

Number of Eckerd drugstores at
    beginning of period                                  1,756         1,715         1,735         1,718        1,696
Stores opened or acquired (1)                              189 (2)        73            88   (3)      39           52
Stores sold or closed                                      (72)          (32)         (108)  (4)     (22)         (30)

                                                         -----         -----         -----         -----        -----
Number of Eckerd drugstores
    at end of period                                     1,873         1,756         1,715         1,735        1,718
                                                         =====         =====         =====         =====        =====


Number with Express Photo centers                          712           587           515           481          413
Sales of Eckerd drugstores (in thousands)           $6,042,429     5,359,611     4,986,804     4,436,926    4,052,302
Average annual sales per Eckerd drug
    store (in thousands)                                $3,330         3,103         2,925         2,584        2,388

------------------------------
(1)    Excludes relocations.
(2)    Includes 113 acquired Virginia stores.
(3)    Includes 40 Florida stores acquired from Rite Aid of Florida, Inc.
(4) Consists of (i) 84 stores that were closed as a result of the Company's decision in the fourth quarter of fiscal 1994 to accelerate the closing of approximately 90 geographically dispersed, underperforming stores, and
       (ii) 24 stores closed in the normal course of business.

        The Company opened or acquired 301 drugstores (including 112 relocations) in fiscal 1997. The majority of the new and relocated stores are freestanding locations. In addition to such openings and acquisitions, the Company sold or closed 72 drugstores in fiscal 1997. The Company intends to continue to expand its business through both internal expansion and acquisitions of drugstore chains and independent drugstores. Although the Company currently plans to expand within the Company's existing markets, the Company also considers strategic acquisitions in other markets. The cash costs associated with opening a new drugstore are estimated to be approximately $770,000, which includes initial inventory costs of approximately $385,000. The Company intends to use cash flow from operations and borrowings to finance the cash costs of this growth.

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

        The Company has devoted substantial resources to marketing to managed care payors, such as insurance companies, HMO's, PPO's and other managed care providers and government agencies. This effort has produced managed care sales of approximately 80% of prescription sales in fiscal 1997 compared to approximately 58% in fiscal 1993.

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

        Health merchandise offerings include a broad assortment of popular national brands as well as private label over-the-counter drugs and other products related to dental care, foot care, vitamins and nutritional supplements, feminine hygiene, family planning and baby care. Eckerd stores offer an assortment of popular brand name cosmetics, fragrances and other beauty products. Skin care products are an increasingly important component of the beauty category due to the aging population and growing concern about the effects of the environment on the skin. The greeting card department in Eckerd stores offers a wide selection of contemporary and traditional cards, gift wrap, bows and novelties. This wide selection and the locations of its stores should enable customers to satisfy their card and gift needs more conveniently than at traditional card stores. The convenience products merchandise category consists of an assortment of items, including candy, soft drinks, cookies, bottled water, tobacco products, books and magazines, household products, seasonal merchandise and toys. Most Eckerd stores now have a food mart section offering convenience food items such as staple grocery shelf items, staple and chilled beverages, snack foods and specialty items. The Company also seeks to serve its customers' needs by specifically tailoring items in this category to meet the needs of its customers in specific store locations.

Photofinishing

        The Company believes that it is one of the leading sources of photofinishing in all of the major markets in which it operates. The Company believes that its branded processing programs, which emphasize quality and service, have helped position the Company as a leader in photofinishing. The Company's photo departments also offer camera and photo accessories, small electronics, batteries and audio and video tapes.

Store Operations

        The Company will continue to remodel and reset its stores to provide modern, well-identified stores, which are easily accessible to customers and will seek to open new stores in easily accessible high traffic locations. The Company also tailors its merchandising to provide the product mix and selection to best serve the customers of each particular store. The Company typically provides several conveniently located, modern stores in a community. The Company's stores generally range in size from 8,200 to 11,200 square feet and are located primarily in neighborhood strip centers or freestanding locations. Such stores are typically open every day of the year except Christmas, with some open until midnight or 24 hours a day.

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

        In 1993, the Company and IBM Global Services ("IGS"), a wholly-owned subsidiary of International Business Machines, entered into a Systems Operations Service Agreement. Under the Company's supervision, IGS manages the entire information systems operation and is responsible for providing technology services to the Company. The Systems Operations Services Agreement has a 10-year term, and the total payments to be made by the Company thereunder are expected to be approximately $750.0 million over such term, based on currently anticipated services. The Company believes that this arrangement has and will continue to enable the Company to further improve customer service, replace the Company's existing systems, reduce operating costs and capital expenditures for hardware, obtain information needed to support management decisions on an improved basis and increase the Company's focus on its core business.

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

Employees

        As of January 31, 1998, the Company had approximately 53,800 employees, of which 28,100 were full-time employees. The Company believes that overall employee relations are good. None of the Company's employees are represented by unions.

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

The material office and distribution center properties owned or leased by the Company at January 31, 1998 are as follows:
                                                              Owned or
    Location                             Square Feet           Leased
    --------                             -----------          --------
    Largo, Florida                          488,000            Owned  (1)
    Charlotte, North Carolina               587,000            Owned
    Garland, Texas                          270,000            Owned
    Conroe, Texas                           345,000            Owned
    Orlando, Florida                        827,000            Leased (2)
    Newnan, Georgia                         244,000            Owned  (3)
    Hammond, Louisiana                      185,000            Owned  (3)(4)


 ---------------------------------------
 (1)   Includes the Company headquarters.
 (2) In January 1993 the Company assumed a lease for an office and distribution facility of approximately 587,000 square feet (lease expires
       2005). The Company's existing Orlando facilities and the Largo distribution center facility were consolidated into the new facility during 1993.
 (3) Construction was financed pursuant to revenue bond issues. Because these properties are currently leased subject to nominal purchase options with development authorities which the Company anticipates it will exercise, they are listed as owned by the Company.
 (4) The Company closed the Hammond distribution center and has subleased the former Hammond, Louisiana office and distribution center. The Company currently has a contract to sell this property.

        The Company considers that all property owned or leased is well maintained and in good condition.

Item 3. Legal Proceedings

        On February 4, 1998, the Company was served with a civil complaint which was filed jointly in federal court in Tampa, Florida by the Florida Attorney General, the U.S. Department of Justice, and the U.S. Attorney's Office for the Middle District of Florida. The complaint relates to a practice, which is not limited to Eckerd, known in the drugstore industry as "partial filling" of prescriptions and how they are billed in those relatively limited situations when a customer fails to pick up the balance of a partially filled prescription. The complaint seeks triple the amount of monetary damages and penalties up to $10,000 for each bill for a partially-filled prescription. A Motion to Dismiss and to Strike has been filed by the Company and is pending. Additionally, the Company and a current and a former employee have been served with subpoenas issued by a federal grand jury in the Middle District of Florida, at the direction of the U.S. Attorney's Office, requesting records and documents pertaining to the partial fill litigation and related matters. The Company has also received a Civil Investigative Demand from the Tennessee Attorney General requesting records and documents pertaining to the partial filling of prescriptions in that state. The Company is cooperating in each of these investigations.

        On April 22, 1998, a purported class action lawsuit entitled Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund v. Eckerd Corporation (Civil Action No. 598CV149) was filed in the U.S. District Court for the Eastern District of Texas, Texarkana Division. The complaint, which seeks certification of a nationwide class comprised of all non-governmental entities that have allegedly paid Eckerd for pharmaceuticals and/or prescription medications which were not provided to the entities' insureds and their family members, alleges certain violations of the Racketeering Influenced and Corrupt Organizations Act in connection with the partial filling of prescriptions. The complaint seeks triple the amount of monetary damages, as well as punitive damages, attorneys' fees, and other equitable relief.

        The Company denies the aforementioned allegations and intends to pursue the defense of these actions vigorously. Although it is too early to predict the outcome of any of the aforementioned lawsuits or investigations, the complaints focus on a very small percentage of the prescriptions filled by Eckerd and management is of the opinion that the aforementioned matters should not have a material adverse effect on the Company's consolidated financial position or results of operations.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
               Matters

        Old Eckerd's common stock was listed on the New York Stock Exchange until February 27, 1997 when the Acquisition was completed (Symbol: ECK). As of March 31, 1998, there was one holder of the Company's common stock. All market price per share information below for Old Eckerd has been restated to reflect a two-for-one stock split effected in the form of a stock dividend declared April 1, 1996 (paid on May 13, 1996).

                                              Fiscal 1996
                                             Quarter Ended
    Market Price                             -------------
Per Share Information      5/4/96        8/3/96        11/2/96        2/1/97
---------------------      ------        ------        -------        ------
        High               $25.62        $25.87         $28.87        $34.87
        Low                 21.31         19.75          22.25         30.02



        The Company is subject to restrictive covenants under its 9.25% Senior Subordinated Notes which restrict the payment of dividends. The Company has not paid or declared any dividends on its common stock.


Item 7. Management's Discussion and Analysis of Results of Operations and
               Financial Condition

         The following narrative analysis of the Company's results of operations is presented pursuant to the reduced disclosure format provided for in General Instruction I to Form 10-K.

Condensed Consolidated Statements of Earnings
(In Thousands)


                                         1997 Fiscal Year     1996 Fiscal Year
                                         Ended January 31,    Ended February 1,
                                                1998               1997
                                                ----               ----

Sales and other operating revenue           $6,111,187          5,376,221
Cost of sales                                4,771,318          4,192,848
Operating and administrative
   expenses                                  1,100,445            969,423
Acquisition and other one-time
   expenses                                          -             16,000
                                             ---------          ---------
Earnings before interest expense               239,424            197,950
Interest expense                                65,589             60,691
                                             ---------          ---------
Earnings before income taxes                   173,835            137,259
Income tax expense                              66,298             33,322
                                             ---------          ---------
Earnings before extraordinary items            107,537            103,937
Extraordinary items                                  -             (1,499)
                                             ---------          ---------
Net earnings for the year                   $  107,537            102,438
                                             =========          =========


Results of Operations

         Sales and other operating revenue for 1997 were $6.1 billion, a 13.7% increase compared to $5.4 billion for 1996. Sales benefited from significant increases in drugstore prescription sales as well as from increases in non-prescription (front-end) sales. Also contributing to increased sales were revenues from Virginia drugstores acquired in June 1997 as well as increased sales in relocated freestanding stores. Prescription sales were $3.5 billion for 1997, a 16.4% increase compared to $3.0 billion in 1996. Comparable drugstore sales (stores open for one year or more) for identical periods increased 8.6% in 1997 and 7.8% in 1996. The increase in comparable drugstore sales was primarily attributable to the increase in sales of prescription drugs. Comparable drugstore sales growth was also positively affected by increased sales of non-prescription items in the health category.

         Prescription sales as a percentage of drugstore sales was 57.1% for 1997 compared with 55.9% for 1996. The growth in prescription sales was primarily the result of increased managed care prescription sales, and from prescription sales from the acquired Virginia drugstores. Managed care prescription sales represented 79.7% and 75.6% of the Company's prescription sales in 1997 and 1996, respectively. Managed care payors typically negotiate lower prescription prices than those of non-managed care prescriptions, resulting in lower gross profit margins on the Company's prescription sales. However, contracts with managed care payors generally increase the volume of prescription sales and gross profit dollars.

         Cost of sales and related expenses in 1997 were $4.8 billion, a 13.8% increase compared to $4.2 billion in 1996. As a percentage of sales, cost of sales and related expenses were 78.1% and 78.0% for 1997 and 1996, respectively. Cost of sales and related expenses in 1997 benefited from a slowing in the decline in prescription gross profit margins. The LIFO charge was $18.6 million in 1997 compared to $18.0 million in 1996. Operating and administrative expenses net of $58.4 million of management fees and business integration costs charged to affiliates were $1.1 billion, an increase of 13.5% compared to $969.4 million in 1996 excluding Acquisition transaction expenses of $12.5 million and other one-time expenses of $3.5 million. As a percentage of sales, operating and administrative expenses were 18.0% for 1997 and 1996. Operating and administrative expenses benefited from operating efficiencies related to higher sales and cost controls which helped produce lower costs as a percentage of sales in such expense categories as payroll and insurance which was partially offset by higher information technology expenses and closed store costs.

         Total interest expense was $65.6 million in 1997 compared to $60.7 million in 1996. The increase in interest expense was due to higher average borrowings and higher interest rates in 1997.

         Earnings before income taxes and extraordinary items in 1997 was $173.8 million, a 13.4% increase compared to $153.3 million in 1996 excluding $16.0 million for Acquisition related and other one-time charges. The increase was due primarily to the increase in gross profit dollars as a result of higher sales and other operating revenue which was offset partially by higher interest expense.

         Income tax expense was $66.3 million (a 38% effective rate) and $33.3 million (a 24% effective rate) in 1997 and 1996, respectively. Income tax expense in both years represent federal and state income taxes. The income tax rate was higher in 1997 when compared to 1996 due to the use of net operating loss carryforwards in 1996. In connection with the settlement of the Company's Internal Revenue Service income tax return examinations for the January 31, 1987 and January 30, 1988 tax years, the Company's net operating loss carryforwards were adjusted to zero and deferred tax assets in the form of alternative minimum tax credit carryforwards and deductions relating to changes in amortization methods were effective for 1996.

         Earnings before extraordinary items for 1997 was $107.5 million, a 3.5% increase compared to $103.9 million in 1996 including $15.3 million, net of income taxes, for Acquisition related and other one-time expenses. Net income increased to $107.5 million in 1997 compared to $102.4 million in 1996 including $15.3 million for Acquisition related and other one-time expenses.

         The Company had an extraordinary item of $1.5 million (net of tax benefit of $0.9 million), in 1996, from the write-off of deferred costs related to the bank credit agreement which was repaid in December 1996.

         The Company has completed a comprehensive review of its internal computer systems and applications to identify those that might be affected by the year 2000 issue and has developed an implementation plan to resolve the year 2000 issue. The Company believes it will be able to modify or replace its affected systems and applications in time to avoid any material detrimental impact on its operations. The Company is in the process of correcting or replacing those systems and applications which are not currently year 2000 compliant including some systems for which the year 2000 issue will begin to impact the Company in 1999. Costs associated with these efforts, which are being expensed as incurred, have not had, and are not expected to have, a material impact on the Company's financial results.

Item 8.  Financial Statements and Supplementary Data

        The following consolidated financial statements and auditors' report as of January 31, 1998 and February 1, 1997 and for each of the years in the three year period ended January 31, 1998 as set forth under item 14 of this Form 10-K405 are incorporated herein by reference:

        Consolidated Statements of Earnings
        Consolidated Balance Sheets
        Consolidated Statements of Stockholders' Equity
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

        Information on selected unaudited quarterly financial data also required by this item for the years ended January 31, 1998 and February 1, 1997 is presented below (in thousands, except per share data).


                                                                                       Quarters Ended
                                                                                       --------------
                                                                   4/26/97        7/26/97         10/25/97        1/31/98
                                                                  ---------      ---------        ---------      ---------

Year Ended 1/31/98 (52 Weeks)

     Sales and other operating revenue                           $1,381,638      1,427,782        1,467,190      1,834,577
     Cost of sales, including store occupancy,
        warehousing and delivery expense                          1,070,108      1,111,794        1,165,450      1,423,966
     Operating and administrative expenses                          230,099        250,100          266,194        354,052
     Interest expense                                                11,911         16,392           18,240         19,046
                                                                  ---------      ---------        ---------      ---------
     Earnings before income taxes                                    69,520         49,496           17,306         37,513
     Income taxes                                                    21,267         14,849            5,194         24,988
                                                                  ---------      ---------        ---------      ---------
     Net earnings                                                $   48,253         34,647           12,112         12,525
                                                                  =========      =========        =========      =========

                                                                                       Quarters Ended
                                                                                       --------------
                                                                    5/4/96         8/3/96          11/2/96         2/1/97
                                                                  ---------      ---------        ---------      ---------
 Year Ended 2/1/97 (52 Weeks)

     Sales and other operating revenue                           $1,354,619       1,252,428       1,280,375       1,488,799
     Cost of sales, including store occupancy,
        warehousing and delivery expense                          1,051,423         979,784       1,012,451       1,149,190
     Operating and administrative expenses                          237,533         236,208         238,295         257,387
     Acquisition and other one time expenses                              -               -               -          16,000
     Interest expense                                                15,139          15,372          15,581          14,599
                                                                  ---------       ---------       ---------       ---------
     Earnings before income taxes and
        extraordinary item                                           50,524          21,064          14,048          51,623
     Income taxes                                                    11,114           4,608           3,118          14,482
                                                                  ---------       ---------       ---------       ---------
     Earnings before extraordinary item                              39,410          16,456          10,930          37,141
     Extraordinary item-early retirement of
        debt, net of tax benefit                                          -               -               -          (1,499)
                                                                  ---------       ---------       ---------       ---------
     Net earnings                                                $   39,410          16,456          10,930          35,642
                                                                  =========       =========       =========       =========
     Earnings before extraordinary item per
        common share basic                                             $.56             .23             .16             .53
     Net earnings per common share basic                               $.56             .23             .16             .51
     Basic weighted average common shares
        outstanding                                                  69,992          70,046          70,123          70,196

     Earnings before extraordinary item per
        common share diluted                                           $.55             .23             .15             .51
     Net earnings per common share diluted                             $.55             .23             .15             .49
     Diluted weighted average common shares
        outstanding                                                  71,887          71,825          72,154          72,589


Earnings per common share for Old Eckerd are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per common share. All quarters have been restated to reflect a two-for-one stock split effected in the form of a stock dividend declared April 1, 1996 (paid on May 13, 1996). Eckerd is a wholly-owned subsidiary of JCPenney effective February 27, 1997, therefore no earnings per share is presented for the year ended January 31, 1998.


Item 9. Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure

        Not applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules,  and Reports on Form 8-K

        Listed below are all financial statements, notes, schedules, and exhibits filed as part of this Form 10-K405 annual report:

         (a)   Financial Statements and Schedules

         1. The following financial statements and schedules of the Company together with the Report of Independent Certified Public Accountants dated February 26, 1998 in this Form 10-K405 are filed herewith:


         Financial Statements:
                 Independent Auditors' Report
                 Consolidated Balance Sheets as of January 31, 1998 and February
                           1, 1997
                 Consolidated Statements of Earnings for the Years Ended January
                           31, 1998, February 1, 1997 and February 3, 1996
                 Consolidated Statements of  Stockholders'  Equity for the Years
                           Ended January 31, 1998, February 1, 1997 and February 3, 1996
                 Consolidated  Statements  of Cash  Flows  for the  Years  Ended
                           January 31,  1998,  February 1, 1997 and  February 3,
                           1996
                 Notes to Consolidated Financial Statements

          Schedules:

               Independent Auditors' Report
               II - Reserves

                 All other schedules for the Company are omitted as the required information is inapplicable or the information is presented in the respective consolidated financial statements or related notes.

                 Also filed in this Form 10-K405 is the consent of KPMG Peat Marwick LLP to the incorporation by reference of their auditors' report dated February 26, 1998, relating to the consolidated financial statements appearing in the Form 10-K405, into Registration Statement Number 33-50223 on Form S-3.

          2.  Exhibits:

          Exhibits previously filed or filed by incorporation by reference:


  3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Form 10-K405 of the Company for the period ended February 1, 1997 (File No. 1-4844)).

  3.2 First Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of Form 10-K405 of the Company for the period ended February 1, 1997 (File No. 1-4844)).

  3.3 By-laws of the Company, as amended (incorporated by reference to Exhibit 3.3 of Form 10-K405 of the Company for the period ended February 1, 1997 (File No. 1-4844)).

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

  4.3 First Supplemental Indenture, dated as of February 27, 1997, between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (incorporated by reference to Exhibit
          4.3 of Form 10-K405 of the Company for the period ended February 1, 1997 (File No. 1-4844)).


 10.1 Master Lease Agreement I dated as of May 18, 1993 between the Company and Imaging Financial Services d/b/a EKCC ("IFS") (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

 10.2 Master Lease Agreement II dated as of June 15, 1993 between the Company and IFS (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

 10.3 Systems Operations Service Agreement dated as of July 14, 1993 between the Company and Integrated Systems Solutions Corporation (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

 10.4 Letter dated March 16, 1993 between IFS and the Company relating to IFS Sale and Leaseback (incorporated by reference to Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-2 of the Company (No.
          33-64906)).

 10.5 Receivables Purchase Agreement dated as of January 26, 1995 between the Company and Three Rivers Funding Corporation (incorporated by reference to Exhibit 10.18 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.6 First Amendment to Receivables Purchase Agreement dated as of March 31, 1995 between the Company and Three Rivers Funding Corporation (incorporated by reference to Exhibit 10.19 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.7 Employment Agreement dated February 4, 1996 between the Company and Francis A. Newman (incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended February 3, 1996 of the Company (File No. 1-4844)).

 10.8 Employment Agreement dated February 4, 1996 between the Company and James M. Santo (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended February 3, 1996 of the Company (File No. 1-4844)).

 10.9 Employment Agreement dated February 4, 1996 between the Company and Samuel G. Wright (incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended February 3, 1996 of the Company (File No. 1-4844)).

 10.10 Employment Agreement dated February 4, 1996 between the Company and Kenneth L. Flynn (incorporated by reference to Exhibit 10.29 to Form 10-K for the year ended February 3, 1996 of the Company (File No. 1-4844)).

 10.11 Amendment No. 1 dated as of November 2, 1996 to Employment Agreement dated February 4, 1996 between the Company and Francis A. Newman (incorporated by reference to Exhibit 11 to the Schedule 14D-9 of the Company (File No. 1-4844)).

          Exhibits filed herewith:

 12.1 Statement regarding computation of ratio of earnings to fixed charges of the Company.

 23.1     Consent of Independent Certified Public Accountants.

 27       Financial data schedule year ended January 31, 1998.

          Restated Financial data schedule year ended February 1, 1997.

          Restated Financial data schedule year ended February 3, 1996.

         (b) Reports on Form 8-K

              None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K405 report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 1998                               ECKERD CORPORATION


                                             By:/s/Samuel G. Wright
                                                -------------------

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

        Signature                     Titles                         Date
        ---------                     ------                         ----

 /s/Francis A. Newman         Chairman of the Board,
 -----------------------      President, Chief Executive
       Francis A. Newman      Officer and Director               April 30, 1998

 /s/Robert W. Hannan
 -----------------------
        Robert W. Hannan      Director, Vice Chairman            April 30, 1998

 /s/Stewart Turley
 -----------------------
          Stewart Turley      Director                           April 30, 1998

 /s/Charles R. Lotter
 -----------------------
       Charles R. Lotter      Director                           April 30, 1998

 /s/Donald A. McKay
 -----------------------
         Donald A. McKay      Director                           April 30, 1998

 /s/W. Barger Tygart
 -----------------------
        W. Barger Tygart      Director                           April 30, 1998

 /s/Joseph D. Williams
 -----------------------
      Joseph D. Williams      Director                           April 30, 1998

                          Independent Auditors' Report
                          ----------------------------


         The Board of Directors
         Eckerd Corporation:

         We have audited the accompanying consolidated balance sheets of Eckerd Corporation and subsidiaries (a wholly-owned subsidiary of J. C. Penney Company, Inc.) as of January 31, 1998 and February 1, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eckerd Corporation and subsidiaries (a wholly-owned subsidiary of J. C. Penney Company, Inc.) as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                    /s/ KPMG Peat Marwick LLP



         Tampa, Florida
         February 26, 1998



                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                           Consolidated Balance Sheets

                      January 31, 1998 and February 1, 1997

                      (In thousands, except share amounts)




                                 Assets                                                          1998                1997
                                 ------                                                          ----                ----

Current assets:
     Cash (including short-term investments of $57,000 in 1997)                               $   24,883             71,874
     Receivables, less allowance for doubtful receivables of $3,000                              141,954            102,393
     Merchandise inventories                                                                   1,290,708            973,265
     Prepaid expenses and other current assets                                                     4,995              3,909
                                                                                               ---------          ---------
                  Total current assets                                                         1,462,540          1,151,441
                                                                                               ---------          ---------
Property and equipment, at cost:
     Land                                                                                         35,631             34,478
     Buildings                                                                                    96,920             92,728
     Furniture and equipment                                                                     587,210            440,253
     Transportation equipment                                                                     16,558             14,700
     Leasehold improvements                                                                      215,278            193,531
                                                                                               ---------          ---------
                                                                                                 951,597            775,690
         Less accumulated depreciation and amortization                                          384,630            329,490
                                                                                               ---------          ---------
                  Net property and equipment                                                     566,967            446,200
                                                                                               ---------          ---------
Excess of cost over net assets acquired, less accumulated
     amortization of $31,490 and $24,393                                                         123,962             85,656
Favorable lease interests, less accumulated amortization
     of $430,955 and $417,745                                                                     82,918            108,125
Unamortized debt expenses (note 3)                                                                 3,019              3,553
Other assets                                                                                      88,512             96,977
Due from affiliates (note 9)                                                                     292,162                -

                                                                                               ---------          ---------
                                                                                              $2,620,080          1,891,952
                                                                                               =========          =========

                  Liabilities and Stockholders' Equity                                           1998                1997
                  ------------------------------------                                           ----                ----
Current liabilities:
     Bank debit balances                                                                       $  53,580             54,252
     Current installments of long-term debt (note 3)                                              16,898                768
     Accounts payable                                                                            393,195            404,945
     Accrued interest                                                                             23,567             15,241
     Accrued payroll                                                                              73,880             67,172
     Other accrued expenses (note 10)                                                            270,518            241,304
                                                                                               ---------          ---------
                  Total current liabilities                                                      831,638            783,682
                                                                                               ---------          ---------
Other noncurrent liabilities (note 10)                                                           141,895            168,240
Long-term debt, excluding current installments (note 3)                                          223,931            274,951
Intercompany loan payable to  J. C. Penney (note 3)                                            1,155,000            505,000

Stockholders' equity (notes 1 and 4):
     Preferred stock of $.01 par value.  Authorized 20,000,000 shares;
         none issued or outstanding                                                                  -                  -
     Voting common stock of $.01 par value.  Authorized 1,000 and
         96,481,272 shares; issued and outstanding 100 and 70,419,975                                -                  704
     Nonvoting common stock of $.01 par value.  Authorized
         3,518,728 shares; no shares issued                                                          -                  -
     Capital in excess of par value                                                              321,254            320,550
     Retained deficit                                                                            (53,638)          (161,175)
                                                                                               ---------          ---------
                  Net stockholders' equity                                                       267,616            160,079

Commitments, contingencies and related party transactions
     (notes 8, 9, 11 and 12)
                                                                                               ---------          ---------
                                                                                              $2,620,080          1,891,952
                                                                                               =========          =========

See accompanying notes to consolidated financial statements.




                       ECKERD CORPORATION AND SUBSIDIARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                       Consolidated Statements of Earnings

                 Years ended January 31, 1998, February 1, 1997
                              and February 3, 1996

                    (In thousands, except per share amounts)



                                                                          January 31,          February 1,         February 3,
                                                                             1998                 1997                1996
                                                                          (52 weeks)           (52 weeks)          (53 weeks)
                                                                           ---------           ---------           ---------

Sales and other operating revenue                                         $6,111,187           5,376,221           4,997,073
                                                                           ---------           ---------           ---------
Costs and expenses:
    Cost of sales, including store occupancy,
       warehousing, and delivery expense                                   4,771,318           4,192,848           3,874,723
    Operating and administrative expenses (note 10)                        1,100,445             969,423             922,131
    Acquisition and other one-time expenses (note 1(b))                          -                16,000                 -
                                                                           ---------           ---------           ---------
                                                                           5,871,763           5,178,271           4,796,854
                                                                           ---------           ---------           ---------
              Earnings before interest expense                               239,424             197,950             200,219
                                                                           ---------           ---------           ---------
Interest expense:
    Interest expense on intercompany loan with  J. C. Penney                  44,988               4,154                 -
    Interest expense, net                                                     20,067              55,565              75,030
    Amortization of original issue discount
       and deferred debt expenses                                                534                 972               1,806
                                                                           ---------           ---------           ---------
              Total interest expense                                          65,589              60,691              76,836
                                                                           ---------           ---------           ---------
              Earnings before income taxes
                 and extraordinary items                                     173,835             137,259             123,383

Income taxes (note 7)                                                         66,298              33,322              20,600
                                                                           ---------          ---------            ---------
              Earnings before extraordinary items                            107,537             103,937             102,783

Extraordinary items:
    Early retirement of debt, net of tax benefit of $928 and
       $1,907 in 1997 and 1996, respectively (note 3)                            -                (1,499)             (9,306)
                                                                           ---------          ----------           ---------
              Net earnings                                                $  107,537             102,438              93,477
                                                                           =========          ==========           =========

Basic earnings per share:
    Earnings before extraordinary items                                                      $      1.48                1.53
    Extraordinary items                                                                             (.02)               (.14)
                                                                                              ----------           ---------
              Net earnings                                                                   $      1.46                1.39
                                                                                              ==========           =========
Diluted earnings per share assuming dilution:
    Earnings before extraordinary items                                                      $      1.44                1.50
    Extraordinary items                                                                             (.02)               (.14)
                                                                                              ----------           ---------
              Net earnings                                                                   $      1.42                1.36
                                                                                              ==========           =========

See accompanying notes to consolidated financial statements.



                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                 Consolidated Statements of Stockholders' Equity

                 Years ended January 31, 1998, February 1, 1997
                              and February 3, 1996

                      (In thousands, except share amounts)




                                                                                       Capital                        Net
                                                             Voting     Nonvoting        in                      stockholders'
                                                             common      common       excess of      Retained       equity
                                                              stock       stock       par value       deficit      (deficit)
                                                              -----       -----       --------       -------       -------

Balance at January 28, 1995                                  $  642         -          233,706      (357,090)     (122,742)

    Common stock sold in public stock offering,
       net of expenses of sale                                   54         -           82,340          -           82,394
    Expenses for secondary public stock offering                -           -             (329)         -             (329)
    Common stock sold under employee stock option plan            2         -            1,043          -            1,045
    Contribution of common stock to profit sharing plan           2         -              894          -              896
    Net earnings                                                -           -              -          93,477        93,477
                                                              -----       -----       --------       -------       -------
Balance at February 3, 1996                                     700         -          317,654      (263,613)       54,741

    Common stock sold under employee stock option plan            2         -            2,002          -            2,004
    Contribution of common stock to profit sharing plan           2         -              894          -              896
    Net earnings                                                -           -              -         102,438       102,438
                                                              -----       -----       --------       -------       -------
Balance at February 1, 1997                                     704         -          320,550      (161,175)      160,079

    Acquisition of Company by wholly-owned subsidiary
       of  J. C. Penney Company, Inc.                          (704)        -              704           -             -
    Issuance of shares to  J. C. Penney Company, Inc.           -           -              -             -             -
    Net earnings                                                -           -              -         107,537       107,537
                                                              -----       -----       --------       -------       -------
Balance at January 31, 1998                                  $  -           -          321,254       (53,638)      267,616
                                                              =====       =====       ========       =======       =======



See accompanying notes to consolidated financial statements.





                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                      Consolidated Statements of Cash Flows

                 Years ended January 31, 1998, February 1, 1997
                              and February 3, 1996

                                 (In thousands)




                                                                           January 31,         February 1,         February 3,
                                                                              1998                1997                1996
                                                                              ----                ----                ----

Cash flows from operating activities:
     Net earnings                                                          $ 107,537             102,438             93,477
     Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
              Extraordinary charge related to early
                  retirement of debt                                             -                 2,427             11,213
              Depreciation and amortization                                  106,737              94,182             84,750
              Amortization of original issue discount
                  and deferred debt expenses                                     534                 972              1,806
              Decrease (increase) in deferred income taxes                    10,285             (40,372)               -
              Increase in receivables                                        (39,561)            (32,256)           (17,650)
              Increase in merchandise inventories                           (290,775)           (129,631)           (44,475)
              Increase in prepaid expenses and other assets                   (1,086)               (739)            (2,030)
              Increase in accounts payable and
                  accrued expenses                                            49,565             196,720             46,803
              Increase in due from affiliates                               (292,162)                -                  -
                                                                             -------             -------            -------
                      Net cash provided by (used in)
                          operating activities                              (348,926)            193,741            173,894
                                                                             -------             -------            -------
Cash flows from investing activities:
     Additions to property and equipment                                    (213,143)           (167,761)          (109,782)
     Sale of property and equipment                                            8,165               7,105              8,255
     Net proceeds from sale of subsidiaries                                      -                   -                5,231
     Acquisition of certain drugstore assets                                 (89,639)            (41,181)           (76,902)
     Other                                                                   (17,887)             (3,226)            (7,887)
                                                                             -------             -------            -------
                      Net cash used in investing activities                 (312,504)           (205,063)          (181,085)
                                                                             -------             -------            -------

                                                                     (Continued)





                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                Consolidated Statements of Cash Flows, Continued

                                 (In thousands)




                                                                           January 31,         February 1,         February 3,
                                                                              1998                1997                1996
                                                                              ----                ----                ----

Cash flows from financing activities:
     Increase (decrease) in bank debit balances                             $   (672)             (5,368)            15,247
     Additions to long-term debt                                                 762              33,801              1,985
     Reductions of long-term debt                                            (34,325)               (901)            (1,848)
     Net additions (reductions) under credit agreement                           -              (460,000)             4,627
     Net additions under intercompany note to
         J. C. Penney Company, Inc.                                          650,000             505,000                -
     Common stock sold in public stock offering,
         net of expenses of sale                                                 -                   -               82,394
     Redemption of 11.125% subordinated debentures                               -                   -              (95,500)
     Redemption of 9.25% Senior Subordinated Notes                            (1,326)                -                  -
     Other, including proceeds from exercise of stock
         options and deferred financing costs                                    -                 2,742               (690)
                                                                             -------             -------            -------
                      Net cash provided by financing activities              614,439              75,274              6,215
                                                                             -------             -------            -------
                      Net increase (decrease) in cash
                          and short-term investments                         (46,991)             63,952               (976)

Cash and short-term investments at beginning of year                          71,874               7,922              8,898
                                                                             -------             -------            -------
Cash and short-term investments at end of year                             $  24,883              71,874              7,922
                                                                             =======             =======            =======



See accompanying notes to consolidated financial statements.




                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

             January 31, 1998, February 1, 1997 and February 3, 1996

                      (In thousands, except share amounts)


(1)    Organization of Business

       (a)    Description of Business

              Eckerd Corporation (Company) operates the Eckerd drugstore chain, which is one of the largest drugstore chains in the United States. The Company's stores are located in 14 states, with the largest concentration of stores being in Florida and Texas.

              For the years ended January 31, 1998, February 1, 1997 and February 3, 1996, the Company purchased 179 drugstores in six transactions at an aggregate cost of $162,620. The operations of such stores, which have been included in the consolidated financial statements from dates of acquisition, are not material to the Company and, accordingly, pro forma comparative operating numbers are not presented.

       (b)    Merger With Wholly-Owned Subsidiary
              of  J. C. Penney Company, Inc.

              On November 2, 1996, the predecessor Eckerd Corporation (Old Company) entered into a definitive agreement to be acquired by Omega Acquisition Corporation (Omega), a wholly-owned subsidiary of J. C. Penney Company, Inc. (JCPenney). The aggregate transaction value, including the assumption of Old Company debt and the cash out of certain outstanding Old Company employee stock options, was approximately $3.3 billion. The transaction was effected through a cash tender offer at $35.00 per share for 50.1% of the outstanding common stock of the Old Company, which was completed in December 1996. The remaining shares of outstanding common stock of the Old Company were exchanged in a second-step merger completed on February 27, 1997, in which Old Company stockholders received 0.6604 shares of JCPenney common stock for each share of Old Company common stock. After completing the acquisition of Old Company on February 27, 1997, Omega changed its name to Eckerd Corporation (the Company). References to the Company regarding time periods prior to February 27, 1997 are to Old Eckerd. The Company also manages approximately 900 drugstores which are indirectly wholly-owned by JCPenney and operated under the Eckerd name (see note 9).

       (c)    Secondary Public Offerings

              On August 3, 1995, the Company completed an underwritten primary and secondary offering of 12,351,000 shares of its Common Stock for $16.12 per share. The offering consisted of 5,350,000 shares sold by the Company and 7,001,000 shares sold by certain institutional stockholders.


                                                                     (Continued)

                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)




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


(2)    Summary of Significant Accounting Policies

       (a)    Use of Estimates

              The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires that management estimate certain amounts that are reported. Actual results may differ from these estimates.

       (b)    Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

       (c)    Fiscal Year

              The Company's fiscal year ends on the last Saturday in January. Fiscal year 1997 ended January 31, 1998 and consisted of 52 weeks. Old Eckerd's fiscal year 1996 ended February 1, 1997 and consisted of 52 weeks. Old Eckerd's fiscal year 1995 ended February 3, 1996 and consisted of 53 weeks.

       (d)    Merchandise Inventories

              Inventories consist principally of merchandise held for resale and are based on physical inventories taken throughout the year. Inventories are stated at the lower of cost (last-in, first-out) or market. At January 31, 1998 and February 1, 1997, inventories would have been higher than reported by approximately $128,900 and $110,300, respectively, if the first-in, first-out method of valuing inventories had been used by the Company.



                                                                     (Continued)

                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)



       (e)    Property and Equipment

              Property and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives in years are: buildings, 16-45; furniture and equipment, 1-10; transportation equipment, 1-8; and leasehold improvements, 2-20 or term of lease.

              Maintenance and repairs are charged to expense as incurred. The Company's policy is to capitalize expenditures for renewals and betterments and to reduce the asset accounts and the related allowance for depreciation for the cost and accumulated depreciation of items replaced, retired or fully depreciated.

       (f)    Favorable Lease Interests

              Favorable lease interests represent the present value of the excess of current market rents at dates of acquisition over the below market rents of leases acquired (principally store locations). Such costs are amortized over the lives of the favorable leases, averaging twenty years.

       (g)    Unamortized Debt Expenses

              Unamortized debt expenses represent underwriting discounts, professional fees and other costs related to long-term debt which are capitalized and amortized to interest expense over the life of the debt instruments.

       (h)    Advertising Costs

              Net advertising costs are expensed when incurred and were $24,198, $24,848 and $24,752 for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

       (i)    Supplemental Cash Flow Information

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              Cash paid for interest was $65,147, $57,214 and $82,152 for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

              Cash paid for income taxes was $45,489, $23,281 and $5,337 for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.


                                                                     (Continued)

                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)



       (j)    Earnings Per Share and Stock Split

              The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from issuance of common equivalent shares.

              Basic earnings per share and diluted earnings per share have been computed based on the weighted average number of shares of common stock outstanding; in addition, diluted earnings per share assumes the exercise of stock options during each fiscal year (70,195,980 and 72,113,725 in 1996 and 67,017,252 and 68,606,482 in 1995).

              All share information in these consolidated financial statements has been restated to reflect the two-for-one stock split effected in the form of a stock dividend declared April 1, 1996 (paid on May 13, 1996).

       (k)    Recent Accounting Pronouncements

              In April 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. The Company adopted SFAS No. 128 in the fiscal year ending January 31, 1998. In accordance with SFAS No. 128, both basic net earnings per share and diluted net earnings per share have been presented in the financial statements. Earnings per share for prior periods have been restated to reflect the provisions of this statement. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits. SFAS No. 132 was adopted by the Company in fiscal 1997; prior year numbers have been restated as required. None of the new rules had a material impact on the Company.

       (l)    Acquisition and Other One-Time Expenses

              In fiscal  year  1996,  acquisition  and other  one-time  expenses
              include  acquisition   transaction  costs  of  $12,500  and  other
              one-time costs of $3,500.


                                                                     (Continued)


                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)



       (m)    Fair Value of Financial Instruments

              The Company's financial instruments consist primarily of current assets and current liabilities stated at fair market value. The fair value of the intercompany loan payable to JCPenney and the variable rate demand industrial development revenue refunding bonds approximate their carrying value, based on the frequency of the interest rate reset periods. The fair value of the Notes is approximately $212,581, based on their quoted market price. The fair value of the other long-term debt approximates its carrying value, based on the relatively short remaining maturity of the debt.

       (n)    Recoverability of Long-Lived Assets

              The Company has adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of (SFAS No. 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company has evaluated all long-lived assets and determined that no impairment existed at January 31, 1998 and February 1, 1997, respectively.


(3)    Long-Term Debt

       Long-term debt at January 31, 1998 and February 1, 1997 was:

                                                                                           January 31,        February 1,
                                                                                              1998               1997
                                                                                              ----               ----

            Intercompany loan payable to JCPenney (a)                                     $ 1,155,000           505,000
            9.25% Senior Subordinated Notes due February 15, 2004,
                $198,674 face amount (b)                                                      198,674           200,000
            Variable rate demand industrial development revenue
                refunding bonds, due March 1, 2009 and
                May 1, 2013 (c)                                                                18,250            18,250
            Other (principally notes secured by buildings, fixtures
                and equipment)                                                                 23,905            57,469
                                                                                            ---------           -------
                    Total long-term debt                                                    1,395,829           780,719

                    Less amounts due within one year                                           16,898               768
                                                                                            ---------           -------
                    Amounts due after one year                                            $ 1,378,931           779,951
                                                                                            =========           =======


                                                                     (Continued)


                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)




       The aggregate minimum annual maturities of long-term debt for the next five fiscal years are: 1998 - $16,898; 1999 - $185; 2000 - $79; 2001 -
       $1,155,000; and 2002, $0.

       (a) On December 17, 1996, the Company entered into an intercompany loan facility with JCPenney. Proceeds from this intercompany loan facility were used to repay the remaining outstanding balances under the Credit Agreement. The intercompany loan is unsecured and bears interest at .125% over the applicable JCPenney cost of funds. The intercompany loan facility matures on December 17, 2001. At January 31, 1998, the interest rate on the principal amount outstanding under the intercompany loan was 7.23%.

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

       (c) The variable rate demand industrial development revenue refunding bonds currently have an interest rate which is a daily rate established by First National Bank of Chicago and is indicative of current bid-side yields of high grade tax-exempt securities. At the Company's option, and under certain conditions, the interest rate may be changed to a monthly rate or a fixed rate. The bonds are secured by the related buildings, leases and letters of credit. At January 31, 1998, the interest rate on the principal amount of these bonds was 3.65%.

       Extraordinary charges were recognized during the years ended February 1, 1997 and February 3, 1996, primarily from the write-off of unamortized debt expenses related to the significant revision of the previous credit agreement in 1995, as well as from the redemption of the 11.125% Subordinated Debentures in 1995, and the termination of the Credit Agreement in 1996.


(4)    Stockholders' Equity

       (a)    Common Stock

              The Company's authorized common stock consists of 1,000 shares of Common Stock, par value $.01 per share. The Old Company's authorized common stock consisted of 100,000,000 shares of Common Stock, par value $.01 per share (of which 3,518,728 shares were Nonvoting Common Stock (Series I), par value $.01 per share).


                                                                     (Continued)

                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)




       (b)    Preferred Stock

              The Company has not authorized any preferred stock as of January 31, 1998. The Old Company's authorized preferred stock consisted of 20,000,000 shares. The preferred stock was issuable in series with terms as fixed by the Board of Directors. No preferred stock was issued.


(5)    Stock-Based Compensation

       The Old Company had reserved 6,437,957 shares of its Common Stock for the granting of stock options and other incentive awards to officers, directors and key employees under the 1993 and 1995 Stock Option and Incentive Plans of Eckerd Corporation. Options were granted at prices which were not less than the fair market value of a share of common stock on the date of grant. Commencing three years after the date of grant, all options were exercisable to the extent of 50%, with an additional 25% exercisable after each of the next two successive years. Unexercised options expire ten years after the date of grant. Options granted under prior plans were surrendered and granted under the terms of the 1993 plan. In December 1996, after a change of control when JCPenney purchased 50.1% of the outstanding common stock of the Company, all stock options outstanding became 100% exercisable. In connection with the acquisition of the Company by JCPenney, all option holders were given the right to elect, in whole or in part, to convert their options into an amount of cash from JCPenney equal to the difference between $35.00 and the exercise price of their options. On February 27, 1997, all options outstanding were either converted into cash, if elected, or converted into a pro rata number of options to acquire JCPenney common stock. After February 27, 1997, no options were available for grant under the 1993 and 1995 plans. At January 31, 1998, there were options for 235,555 shares of Old Company Common Stock, exercisable at $5.00 to $24.38 per share, with a weighted average option price of $10.34, which converts into 155,561 options to acquire JCPenney Common Stock.

       As of February  1, 1997 and  February 3, 1996,  2,836,442  and  3,531,658
       shares of Old Company Common Stock were available for grant. At February 1, 1997, options for 3,601,515 shares of Common Stock were exercisable at $2.59 to $28.25 per share, with a weighted average option price of $12.93. At February 3, 1996, options for 758,308 shares of Common Stock were exercisable at $2.59 to $7.00 per share, with a weighted average option price of $5.04.

                                                                     (Continued)

                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)



       A summary of changes during the years ended January 31, 1998, February 1, 1997 and February 3, 1996 is set forth below:

                                                       Shares under              Option            Weighted average
                                                          option                 prices              option price
                                                           -----                  -----               ----------

              Outstanding January 28, 1995               2,551,992          $  .28  -   $14.63          $ 6.32
                  Granted                                1,059,134          $12.81  -   $22.00          $15.71
                  Exercised                               (227,940)         $  .28  -   $ 7.00          $ 4.16
                  Canceled                                (132,438)         $ 7.00  -   $19.31          $ 8.84
                                                         ---------
              Outstanding at February 3, 1996            3,250,748          $ 2.59  -   $22.00          $ 9.42
                  Granted                                  919,100          $20.75  -   $28.25          $22.49
                  Exercised                               (344,449)         $ 2.59  -   $ 8.44          $ 5.39
                  Canceled                                (223,884)         $ 7.00  -   $27.25          $12.84
                                                         ---------
              Outstanding at February 1, 1997            3,601,515          $ 2.59  -   $28.25          $12.93
                  Exercised/Converted                   (3,361,150)         $ 2.59  -   $28.25          $13.11
                  Canceled                                  (4,810)         $ 7.00  -   $24.38          $ 7.18
                                                         ---------
              Outstanding at January 31, 1998              235,555          $ 5.00  -   $24.38          $10.34
                                                         =========

       The Company has elected to continue accounting for stock-based compensation under the provisions of APB No. 25, Accounting for Stock Issued to Employees. Accordingly, net income and earnings per share shown in the consolidated statements of income do not reflect any compensation cost for the Company's stock options. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of each fixed option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. There were no options granted in the year ended January 31, 1998.

                                                                         1996
                                                                         ----
                 Dividend yield                                              0%
                 Expected volatility                                      24.8%
                 Risk-free interest rate                                   6.3%
                 Expected life of option                                5 years
                 Fair value per share of options granted                  $7.90
                 SFAS 123 compensation expense (thousands)               $2,273

       The effect on earnings per share of recording compensation expense under SFAS No. 123 was a reduction of approximately two cents per share in 1996.

                                                                     (Continued)

                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)


(6)    Employees' Benefit Plans

       (a)    Profit Sharing Plan

              The Company has a noncontributory profit sharing plan which covers all full-time employees. The Company makes annual contributions to the Plan at the discretion of the Company's Board of Directors. All funds are held by a bank as trustee under a trust agreement. Included in operating and administrative expenses are charges accrued for contributions to the Plan of $13,655, $11,827 and $11,231 for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

              Plan assets at fair value, consisting of fixed income securities, JCPenney's stock and listed stocks, amounted to approximately $350,800 for the plan year ended December 31, 1997.

       (b)    Pension Plans

              The Company has a noncontributory pension plan covering all full-time employees who qualify as to age and length of service. Benefits are computed based on the average annual compensation for the five consecutive years that produce the highest average during the final ten years of creditable service. The Company's policy is to fund the Plan in accordance with minimum Internal Revenue Service (IRS) requirements.

              Assets and obligations of the Company's pension plan at January 31, 1998 and February 1, 1997 were:


                                                                                        January 31,        February 1,
                                                                                           1998               1997
                                                                                           ----               ----
                                                                                        (Projected)


                  Accumulated benefit obligation                                         $ 46,900            47,843
                                                                                           ======            ======
                  Projected benefit obligation:
                      Beginning of year                                                  $ 61,436            56,237
                      Service and interest cost                                             7,831             8,025
                      Actuarial gain                                                       (8,997)           (1,326)
                      Benefits paid                                                        (2,636)           (1,500)
                                                                                           ------            ------
                      End of year                                                          57,634            61,436
                                                                                           ------            ------

                                                                     (Continued)

                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)



                                                                                        January 31,        February 1,
                                                                                           1998               1997
                                                                                           ----               ----
                                                                                        (Projected)

                  Fair value of plan assets:
                      Beginning of year                                                  $ 55,471            44,751
                      Company contributions                                                 3,694             5,081
                      Net gains                                                            12,496             7,052
                      Benefits paid                                                        (2,636)           (1,500)
                                                                                           ------            ------
                      End of year                                                          69,025            55,384
                                                                                           ------            ------
                  Excess fair value over projected benefits                                11,391            (6,052)
                  Transition asset, net of gains and prior
                      service cost (unrecognized)                                         (11,975)            4,626
                                                                                           ------            ------
                          Accrued pension cost                                           $   (584)           (1,426)
                                                                                           ======            ======

              The pension costs for the years ended January 31, 1998, February 1, 1997 and February 3, 1996 included the following (income) expense components:

                                                                       January 31,       February 1,       February 3,
                                                                          1998              1997              1996
                                                                          ----              ----              ----

                  Service costs (benefits earned during
                      the period)                                       $  3,969            3,963             3,606
                  Interest cost on projected benefit
                      obligation                                           3,862            4,062             3,790
                  Actual return on assets                                (12,496)          (7,052)          (10,308)
                  Net amortization and deferral                            7,516            2,983             6,387
                                                                          ------            -----            ------
                           Net pension cost                             $  2,851            3,956             3,475
                                                                          ======            =====            ======

              Principal assumptions used in determining the accumulated and projected benefit obligations were:

                                                                       January 31,       February 1,       February 3,
                                                                          1998              1997              1996
                                                                          ----              ----              ----

                      Weighted average discount rate                      7.5%              7.5%              7.5%
                      Weighted average long-term
                           rate of return on assets                         9%                9%                9%
                      Weighted average rate of
                           compensation increases                           5%                5%                5%


                                                                     (Continued)

                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)




              The Company has in effect an Executive Supplemental Benefit Plan to provide additional income for certain of its executives after their retirement as well as pre-retirement death benefits to beneficiaries of such executives. Annual benefits will generally be no greater than 25 percent of the participant's salary mid-point on the date the participant retires or separates from service with the Company.


(7)    Income Taxes

       Income tax expense from continuing operations was:

                                                                                        Year ended
                                                                    ----------------------------------------------------
                                                                    January 31,          February 1,         February 3,
                                                                       1998                1997                1996
                                                                       ----                ----                ----

                    Current:
                         Federal                                     $45,388              70,065              19,309
                         State                                        10,625               3,629               1,291
                                                                      ------              ------              ------
                                                                      56,013              73,694              20,600
                                                                      ------              ------              ------
                    Deferred:
                         Federal                                       9,473             (37,142)                -
                         State                                           812              (3,230)                -
                                                                      ------              ------              ------
                                                                      10,285             (40,372)                -
                                                                      ------              ------              ------
                         Total                                       $66,298              33,322              20,600
                                                                      ======              ======              ======

                                                                     (Continued)

                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)




       For fiscal years 1997, 1996 and 1995, the income tax expense differs from amounts computed by applying the Federal statutory rate of 35% to earnings before income taxes and extraordinary items. The actual tax differs from the expected tax as follows:

                                                                                      Year ended
                                                                    --------------------------------------------------
                                                                    January 31,        February 1,         February 3,
                                                                      1998               1997                1996
                                                                      ----               ----                ----

                Expected tax                                        $60,842              48,041              43,184
                State taxes, net of Federal benefit                   7,434                 259                 839
                Changes in valuation allowance through
                    the use of loss carryforwards                       -                   -               (42,239)
                Alternative minimum tax expense/
                    (utilization)                                       -               (17,012)             19,189
                Other                                                (1,978)              2,034                (373)
                                                                     ------              ------              ------
                                                                    $66,298              33,322              20,600
                                                                     ======              ======              ======

       During the 1996 fiscal year, the Company reached an agreement with the Internal Revenue Service for the income tax return examinations relating to the January 31, 1987 and January 30, 1988 tax years. The settlement amount for the two-year period was approximately $36,400. In connection with this settlement, the Company's net operating loss carryforward was adjusted to zero while deferred tax assets in the form of alternative minimum tax credit carryforwards and deductions relating to changes in amortization methods became available. As such, a major portion of the settlement provided future tax benefits to the Company. The settlement results had an immaterial effect on the total tax expense for the 1996 fiscal year. The Company reached an agreement with the Internal Revenue Service during the 1997 fiscal year for the income tax return examinations relating to the January 28, 1989, February 3, 1990, February 2, 1991 and February 1, 1992 tax years. The settlement amount for the four-year period was $1,032. This result had an immaterial effect on the total income tax expense for the current year. The federal income tax returns for the fiscal years ended January 30, 1993, January 29, 1994 and January 28, 1995 are currently being examined.

                                                                     (Continued)

                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)




       Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                                 January 31,          February 1,
                                                                                    1998                 1997
                                                                                    ----                 ----

                Deferred tax assets:
                    Reserves and other liabilities                                $30,135                 3,204
                    Amortization                                                   41,065                42,326
                    Other                                                          17,755                23,842
                    Loss carryforwards                                                -                     -
                    Credit carryforwards                                              -                  22,756
                                                                                   ------               -------
                         Gross deferred tax assets                                 88,955                92,128

                    Less valuation allowance                                          -                     -
                                                                                   ------               -------
                         Net deferred tax assets                                   88,955                92,128
                                                                                   ------               -------
                Deferred tax liabilities:
                    Inventory                                                      35,245                35,371
                    Fixed assets                                                   23,623                16,385
                                                                                   ------               -------
                         Gross deferred tax liabilities                            58,868                51,756
                                                                                   ------               -------
                         Net deferred tax assets                                  $30,087                40,372
                                                                                   ======               =======


(8)    Transactions With Related Parties

       During 1996, Merrill Lynch & Co. (which, through affiliated entities, controlled approximately 1% of the Company's common stock before the JCPenney acquisition) acted as the Company's financial advisor in connection with the acquisition of the Company by JCPenney. The Company paid Merrill Lynch & Co. $11,500 for its fees and expenses in connection with the acquisition of the Company by JCPenney.



                                                                     (Continued)
                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)



(9)    Affiliate Management Services

       The Company manages and operates approximately 900 stores for affiliates as Eckerd drugstores as of January 31, 1998. The Company provides management, consulting, administrative and oversight services, which include carrying out all matters related to the operation of the drugstores. The Company receives a management fee based on a percentage of gross revenues of the affiliates. Management fees for 1997 totaled $58,380 and are netted against operating and administrative expenses. The results of operations of the managed stores are not included in the financial statements of the Company.

       The Company has advanced cash to its drugstore affiliates to fund their operations and has charged interest on such advances at the same interest rate the Company pays to JCPenney. Total interest charged to the affiliates in 1997 was $10,600, which is netted against interest expense.


(10)   Store Closing Charges

       In the fourth quarter of 1994, the Company established a $49,000 provision for future store closings. In addition to the small number of stores the Company would close in the normal course of business, the Company accelerated the closing of approximately 90 geographically dispersed under-performing stores. Of the total charge, approximately $31,000 related to lease settlements and obligations and other expenses to be incurred in connection with the store closings. The remaining charge of approximately $18,000 was for the write-off of impaired assets which included inventory liquidation and the write-off of intangible and fixed assets.

       In  1997,  1996 and  1995,  approximately  $3,000,  $5,000  and  $20,000, respectively, of the provision was utilized for lease obligations, settlements, and asset write-offs. In 1996, remaining expenses were anticipated to be less than the balance of the provision; therefore, approximately $11,000 of the provision was made available and utilized for 1996 store closings approved in 1995, primarily related to the relocation of existing stores.


(11)   Commitments

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


                                                                     (Continued)

                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)




       Rental expense for the years ended January 31, 1998, February 1, 1997 and February 3, 1996 was:

                                                        January 31,            February 1,            February 3,
                                                           1998                   1997                   1996
                                                           ----                   ----                   ----

                  Minimum rentals                        $162,963                132,496                118,797
                  Percentage rentals                       24,856                 25,666                 25,651
                                                          -------                -------                -------
                                                         $187,819                158,162                144,448
                                                          =======                =======                =======

       At January 31, 1998, minimum rental commitments for the next five fiscal years and thereafter under noncancelable leases were as follows: 1998 - $154,130; 1999 - $149,852; 2000 - $139,489; 2001 - $128,800; 2002 -
       $123,813; and thereafter - $1,150,421.

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

       During 1993 through 1995, the Company sold certain photo processing equipment to an unrelated third party for approximately $34,000, and entered into five-year leases with respect to such equipment. No gain or loss was recorded in connection with these transactions. Annual lease payments by the Company of $6,801 are required over the term of the leases.

       During 1993, the Company and IBM Global Services (IGS) entered into a Systems Operations Service Agreement (Service Agreement) pursuant to which IGS will manage the Company's entire information systems operation. The Service Agreement has a ten year term and the total payments to be made by the Company are expected to be approximately $750,000 over such term, based on currently anticipated services. Of these payments, $168,000 has been accounted for as capital expenditures as of January 31, 1998.

                                                                     (Continued)

                       ECKERD CORPORATION AND SUBSIDARIES
           (A wholly-owned subsidiary of J. C. Penney Company, Inc.)

                   Notes to Consolidated Financial Statements

                      (In thousands, except share amounts)




(12)   Contingencies

       In the ordinary course of its business, the Company and its subsidaries are parties to various legal actions which the Company believes are incidental to the operation of the business of the Company and its subsidiaries. Company management is of the opinion that although the outcome of such litigation cannot be forecast with certanity, the final disposition should not have a material adverse effect on the Company's consolidated financial position or results of operations.



                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
Eckerd Corporation:

Under date of February 26, 1998, we reported on the consolidated balance sheets of Eckerd Corporation and subsidiaries (a wholly-owned subsidiary of J. C. Penney Company, Inc.) as of January 31, 1998 and February 1, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 1998, which are included in the Form 10-K405. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K405. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                      /s/ KPMG Peat Marwick LLP


Tampa, Florida
February 26, 1998


                                                                    Schedule II


                       ECKERD CORPORATION AND SUBSIDIARIES
                                    RESERVES
       Years ended January 31, 1998, February 1, 1997 and February 3, 1996
                                 (In Thousands)



                                             Balance at     Charged                              Balance at
                                              Beginning       to                                     End
    Description                               of Period    earnings     Deductions     Other      of Period
    -----------                              ----------    --------     ----------     -----     ----------

    Allowance for doubtful receivables (a)


      Year ended January 31, 1998              $3,000       $4,365        $4,365         -         $3,000
                                               ======       ======        ======     ==========    ======

      Year ended February 1, 1997              $3,000       $5,122        $5,122         -         $3,000
                                               ======       ======        ======     ==========    ======

      Year ended February 3, 1996              $3,000       $4,564        $4,564         -         $3,000
                                               ======       ======        ======     ==========    ======


--------------
Notes:
(a)  This reserve is deducted from receivables in the balance sheets.


                                 EXHIBIT INDEX

Exhibits previously filed or filed by incorporation by reference:

  3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Form 10-K405 of the Company for the period ended February 1, 1997 (File No. 1-4844)).

  3.2 First Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 of Form 10-K405 of the Company for the period ended February 1, 1997 (File No. 1-4844)).

  3.3 By-laws of the Company, as amended (incorporated by reference to Exhibit 3.3 of Form 10-K405 of the Company for the period ended February 1, 1997 (File No. 1-4844)).

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

  4.3 First Supplemental Indenture , dated as of February 27, 1997, between the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (incorporated by reference to Exhibit
          4.3 of Form 10-K405 of the Company for the period ended February 1, 1997 (File No. 1-4844)).


 10.1 Master Lease Agreement I dated as of May 18, 1993 between the Company and Imaging Financial Services d/b/a EKCC ("IFS") (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

 10.2 Master Lease Agreement II dated as of June 15, 1993 between the Company and IFS (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

 10.3 Systems Operations Service Agreement dated as of July 14, 1993 between the Company and Integrated Systems Solutions Corporation (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-2 of the Company (No. 33-64906)).

 10.4 Letter dated March 16, 1993 between IFS and the Company relating to IFS Sale and Leaseback (incorporated by reference to Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-2 of the Company (No. 33-64906)).

 10.5 Receivables Purchase Agreement dated as of January 26, 1995 between the Company and Three Rivers Funding Corporation (incorporated by reference to Exhibit 10.18 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.6 First Amendment to Receivables Purchase Agreement dated as of March 31, 1995 between the Company and Three Rivers Funding Corporation (incorporated by reference to Exhibit 10.19 to Form 10-K405 for the year ended January 28, 1995 of the Company (File No. 1-4844)).

 10.7 Employment Agreement dated February 4, 1996 between the Company and Francis A. Newman (incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended February 3, 1996 of the Company (File No. 1-4844)).

 10.8 Employment Agreement dated February 4, 1996 between the Company and James M. Santo (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended February 3, 1996 of the Company (File No. 1-4844)).

 10.9 Employment Agreement dated February 4, 1996 between the Company and Samuel G. Wright (incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended February 3, 1996 of the Company (File No. 1-4844)).

 10.10 Employment Agreement dated February 4, 1996 between the Company and Kenneth L. Flynn (incorporated by reference to Exhibit 10.29 to Form 10-K for the year ended February 3, 1996 of the Company (File No. 1-4844)).

 10.11 Amendment No. 1 dated as of November 2, 1996 to Employment Agreement dated February 4, 1996 between the Company and Francis A. Newman (incorporated by reference to Exhibit 11 to the Schedule 14D-9 of the Company (File No. 1-4844)).

          Exhibits filed herewith:

 12.1 Statement regarding computation of ratio of earnings to fixed charges of the Company.

 23.1     Consent of Independent Certified Public Accountants.

 27       Financial data schedule year ended January 31, 1998.

          Restated Financial data schedule year ended February 1, 1997.

          Restated Financial data schedule year ended February 3, 1996.