Form 10-Q
period 1998-05-02
ECKERD CORP
filed 1998-06-16
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Thirteen Weeks Ended May 2, 1998

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

                              8333 Bryan Dairy Road
                              Largo, Florida 33777
              (Address and zip code of principal executive offices)
                                 (813) 395-6000
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

As of May 31, 1998 the registrant had 100 shares of common stock outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT PROVIDED FOR IN GENERAL INSTRUCTION H TO FORM 10-Q.




                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ECKERD CORPORATION AND SUBSIDIARIES
            (A wholly-owned subsidiary of J. C. Penney Company, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                               Unaudited         Audited
                                                                                                 5/2/98          1/31/98
                                                                                               ---------        ---------
ASSETS
Current assets:
     Cash (including short-term investments of $50,500 and $0)                                $   55,314           24,883
     Receivables                                                                                 126,903          141,954
     Merchandise inventories                                                                   1,269,601        1,290,708
     Prepaid expenses and other current assets                                                     5,007            4,995
                                                                                               ---------        ---------
               Total current assets                                                            1,456,825        1,462,540
                                                                                               ---------        ---------
Property and equipment, at cost                                                                  993,710          951,597
     Less accumulated depreciation                                                               400,760          384,630
                                                                                               ---------        ---------
               Net property and equipment                                                        592,950          566,967
                                                                                               ---------        ---------
Excess of cost over net assets acquired, less
     accumulated amortization                                                                    129,347          123,962
Favorable lease interests, less accumulated amortization                                          76,742           82,918
Deferred income taxes                                                                             34,119           34,119
Due from affiliates                                                                              352,822          292,162
Other assets                                                                                      51,722           57,412
                                                                                               ---------        ---------
                                                                                              $2,694,527        2,620,080
                                                                                               =========        =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Bank debit balances                                                                      $   10,058           53,580
     Current installments of long-term debt                                                       16,898           16,898
     Accounts payable                                                                            280,328          393,195
     Accrued expenses                                                                            337,589          367,965
                                                                                               ---------        ---------
               Total current liabilities                                                         644,873          831,638
                                                                                               ---------        ---------
Other noncurrent liabilities                                                                     125,385          141,895
Long-term debt, excluding current installments                                                   222,859          223,931
Intercompany loan payable to J. C. Penney Company, Inc.                                        1,390,000        1,155,000
Stockholder's equity:
     Voting common stock of $.01 par value.
          Authorized 1,000 shares; issued 100                                                          -                -
     Capital in excess of par value                                                              321,254          321,254
     Retained deficit                                                                             (9,844)         (53,638)
                                                                                               ---------        ---------
               Total stockholder's equity                                                        311,410          267,616
                                                                                               ---------        ---------
                                                                                              $2,694,527        2,620,080
                                                                                               =========        =========

See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
            (A wholly-owned subsidiary of J. C. Penney Company, Inc.)
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Thirteen            Twelve
                                                                                         Weeks Ended        Weeks Ended
                                                                                            5/2/98            4/26/97
                                                                                          ---------          ---------

Sales and other operating revenue                                                        $1,736,846          1,381,638
                                                                                          ---------          ---------
Costs and expenses:
     Cost of sales, including store
          occupancy, warehousing and
          delivery expense                                                                1,341,165          1,070,108
     Operating and administrative expenses                                                  302,393            230,099
                                                                                          ---------          ---------
                Earnings before interest expense                                             93,288             81,431
Interest expense:
     Interest expense on intercompany loan with J. C. Penney Company, Inc.                   17,600              7,552
     Interest expense, net                                                                    4,920              4,224
     Amortization of original issue discount
          and deferred debt expenses                                                            131                135
                                                                                          ---------          ---------
               Total interest expense                                                        22,651             11,911
                                                                                          ---------          ---------
               Earnings before income taxes                                                  70,637             69,520
Income tax expense                                                                           26,843             21,267
                                                                                          ---------          ---------
Net earnings                                                                             $   43,794             48,253
                                                                                          =========          =========

See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
            (A wholly-owned subsidiary of J. C. Penney Company, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       Thirteen Weeks        Twelve Weeks
                                                                                        Ended 5/2/98         Ended 4/26/97
                                                                                         ----------            ----------

Cash flows from operating activities:
     Net earnings                                                                       $    43,794                48,253
     Adjustments to  reconcile  net  earnings to net cash  provided by operating activities:
               Depreciation and amortization                                                 27,958                23,143
               Amortization of original issue discount
                    and deferred debt expenses                                                  131                   135
               Decrease (increase) in receivables, merchandise
                    inventories and prepaid expenses                                         41,785               (27,127)
               Decrease in accounts payable and accrued expenses                           (160,564)              (35,028)
               Increase in due from affiliate                                               (60,661)              (18,000)
                                                                                         ----------            ----------
                        Net cash used in operating activities                              (107,557)               (8,624)
                                                                                         ----------            ----------
Cash flows from investing activities:
     Additions to property, plant and equipment                                             (48,261)              (32,890)
     Sale of property, plant and equipment                                                    2,020                 1,171
     Acquisition of certain drugstore assets                                                (11,617)                 (894)
     Other                                                                                    5,441                (2,433)
                                                                                         ----------            ----------
                        Net cash used in investing activities                               (52,417)              (35,046)
                                                                                         ----------            ----------
Cash flows from financing activities:
     Increase (decrease) in bank debit balances                                             (43,522)               16,267
     Additions to long-term debt                                                                  -                    22
     Reductions of long-term debt                                                            (1,073)              (32,579)
     Net additions under intercompany note to J. C. Penney Company, Inc.                    235,000                45,098
     Redemption of 9.25% Senior Subordinated Notes                                                -                (1,327)
     Other                                                                                        -                     1
                                                                                         ----------            ----------
                        Net cash provided by financing activities                           190,405                27,482
                                                                                         ----------            ----------
Net increase (decrease) in cash and short-term investments                                   30,431               (16,188)
Cash and short-term investments at beginning of period                                       24,883                71,874
                                                                                         ----------            ----------
Cash and short-term investments at end of period                                        $    55,314                55,686
                                                                                         ==========            ==========

See accompanying notes to condensed consolidated financial statements.

                       ECKERD CORPORATION AND SUBSIDIARIES
            (A wholly-owned subsidiary of J. C. Penney Company, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

Note 1.
-------
On November 2, 1996, the predecessor Eckerd Corporation ("Old Company") entered into a definitive agreement to be acquired by Omega Acquisition Corporation ("Omega"), a wholly-owned subsidiary of J. C. Penney Company, Inc. ("JCPenney"). The aggregate transaction value, including the assumption of Old Company debt and the cash out of certain outstanding Old Company employee stock options, was approximately $3.3 billion. The transaction was effected through a two-step process consisting of (i) a cash tender offer at $35.00 per share for 50.1% of the outstanding common stock of the Old Company, which was completed in December 1996, and (ii) the February 27, 1997 exchange in which Old Company stockholders received 0.6604 of a share of JCPenney common stock for each share of Old Company common stock. After completing the acquisition of Old Company on February 27, 1997, Omega changed its name to Eckerd Corporation (the "Company"). References to the Company regarding time periods prior to February 27, 1997 are to the Old Company.

Note  2.
--------
The interim condensed consolidated financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K405 for the 52 weeks ended January 31, 1998. The results of operations of the periods indicated should not be considered as necessarily indicative of operations for the full year. The Company also manages approximately 900 drugstores which are indirectly wholly-owned by JCPenney and operated under the Eckerd name. A management fee which is netted against operating and administrative expenses totaling $8,683 and $9,025 for the thirteen and twelve week periods ended May 2, 1998 and April 26, 1997, respectively, have been charged to affiliates. In addition, for the twelve week period ended April 26, 1997, $8,975 of certain business integration expenses were charged to affiliates. The results of the managed stores are not included in the financial results of the Company. Prior to the acquisition, Old Company's fiscal year ended the Saturday closest to January 31st each year. In order to make its fiscal year end conform to that of JCPenney, the Company changed its fiscal year end to the last Saturday in January of each year. Accordingly, to conform to the JCPenney fiscal calendar, the first quarter of fiscal year 1997 consisted of twelve weeks ended April 26, 1997.

Note 3.
-------
Substantially all inventories are determined on a last-in, first-out (LIFO) cost basis. At May 2, 1998 and January 31, 1998, inventories would have been greater by approximately $134,600 and $128,900, respectively, if inventories were valued on a first-in, first-out (FIFO) cost basis. Since LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial statements. The cost of merchandise sold is calculated on an estimated basis and adjusted based on inventories taken during the fiscal year.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following narrative analysis of the Company's results of operations is presented pursuant to the reduced disclosure format provided for in General Instruction H to Form 10-Q.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                                 (In Thousands)

                                                                           Thirteen Weeks Ended
                                                                        ---------------------------
                                                                          5/2/98           4/26/97
                                                                        ---------         ---------

Sales and other operating revenue                                      $1,736,846         1,489,304
Costs of sales                                                          1,341,165         1,154,349
Operating and administrative expenses                                     302,393           248,446
                                                                        ---------         ---------
Operating earnings                                                         93,288            86,509
Total interest expense                                                     22,651            12,919
                                                                        ---------         ---------
Earnings before income taxes                                               70,637            73,590
Income tax expense                                                         26,843            22,073
                                                                        ---------         ---------
Net earnings                                                           $   43,794            51,517
                                                                        =========         =========

For comparative purposes only, the above Condensed Consolidated Statements of Earnings and the following analysis of results of operations compares the thirteen weeks ended May 2, 1998 to the thirteen weeks ended April 26, 1997. As noted previously, as a result of the change by the Company of its fiscal year,
Item 1 Financial Information for the 1997 first quarter is presented for the twelve weeks ended April 26, 1997.

Sales and other operating revenue for the first quarter ended May 2, 1998 increased 16.6% over the 1997 comparable period to $1.737 billion. Sales benefited from significant increases in drugstore prescription sales as well as from increases in non-prescription (front end) sales, increases from acquired Virginia drugstores, and increased sales in relocated freestanding stores. Comparable drugstore sales (stores open one year or more) increased 9.4% for the thirteen week period compared to an 8.0% increase in the respective 1997 period. The increases in comparable drugstore sales were primarily attributable to the increase in sales of prescription drugs as well as increased sales of non-prescription items in the health category.

Prescription sales as a percentage of drugstore sales were 59.9% compared to 57.3% for the comparable first quarter 1997 period. The growth in prescription sales was primarily the result of increased managed care prescription sales and prescription sales from the acquired Virginia drugstores. Managed care prescription sales increased to 82.1% of prescription sales compared to 78.3% in 1997. Managed care payors typically negotiate lower prescription prices than those on non-managed care prescriptions, resulting in decreasing gross profit margins on prescription sales. However, contracts with managed care payors generally increase the volume of prescription sales and gross profit dollars.

As a percentage of sales, cost of sales and related expenses were 77.2% for the first quarter ended May 2, 1998 compared to 77.5% for the 1997 comparable period. Cost of sales and related expenses are currently benefiting from a slowing in the decline in prescription gross profit margins as well as improvement in front end gross profit margins. The LIFO charge for the 1998 first quarter period was $5.7 million compared to $5.2 million for the 1997 first quarter.

Operating and administrative expenses for the first quarter, net of $8.7 million and $9.8 million of management fees in 1998 and 1997, respectively, and $9.7 million of business integration costs in 1997 charged to affiliates, as a percentage of sales was 17.4% compared to 16.7% in 1997. The increase for the first quarter as a percentage of sales resulted primarily from increased costs as a percentage of sales in such expense categories as information technology, year 2000 compliance and advertising expenses.

Total interest expense for the 1998 first quarter increased 75.3% over 1997 to $22.7 million, including $17.6 million of interest expense from intercompany loans with JCPenney. The increase was due to higher average borrowings and higher interest rates in the first quarter compared to 1997.

Operating earnings for the first quarter increased 7.8% to $93.3 million. The increase was due to an increase in gross profit dollars as a result of higher sales and other operating revenue, which was partially offset by the increase in operating and administrative expenses. Earnings before income taxes decreased 4.0% to $70.6 million. The decrease was due primarily to the increase in interest expense.

Income tax expense for the 1998 first quarter was $26.8 million (38%) compared to $22.1 million (30%) in 1997. Income tax expense in both periods represent federal and state income taxes. In addition, the 1997 period included the use of alternative minimum tax credits and other tax credit carryforwards.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Company's independent public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Auditors' Review Report is presented on page 8 of this report.

                       Independent Auditors' Review Report
                       -----------------------------------

The Board of Directors
Eckerd Corporation:

We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries (a wholly-owned subsidiary of J. C. Penney Company, Inc.) as of May 2, 1998, and the related condensed consolidated statements of earnings and cash flows for the thirteen weeks ended May 2, 1998 and the twelve weeks ended April 26, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Eckerd Corporation and subsidiaries (a wholly-owned subsidiary of J. C. Penney Company, Inc.) as of January 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG PEAT MARWICK LLP

June 15, 1998

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has no material legal proceedings pending against it. Information regarding certain legal proceedings involving the Company was previously reported in the Company's Annual Report on Form 10-K405 for the fiscal year ended January 31, 1998. As reported in that Form 10-K405, management is of the opinion that such legal proceedings should not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    15.1 Letter re unaudited interim financial information.

    27   Financial Data Schedule.

(b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated February 4, 1998 ( Item 5 - Other Events).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ECKERD CORPORATION
                                                         (Registrant)

June 15,  1998                                        /s/ Samuel G. Wright
                                                      --------------------
                                                        Samuel G. Wright
                                                    Executive Vice President/
                                                     Chief Financial Officer
                                                 (Principal Accounting Officer)

                                  Exhibit Index

                               Eckerd Corporation
                                    Form 10-Q


Exhibit No.           Description of Exhibit
-----------           ----------------------

   15.1               Letter re unaudited interim financial information

   27                 Financial Data Schedule

