Form 10-Q
period 1998-08-01
ECKERD CORP
filed 1998-09-15
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Twenty-Six Weeks Ended August 1, 1998

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

                              8333 Bryan Dairy Road
                              Largo, Florida 33777
              (Address and zip code of principal executive offices)
                                 (727) 395-6000
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

As of August 31, 1998 the registrant had 100 shares of common stock outstanding.

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
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                              Unaudited          Audited
                                                                                                8/1/98           1/31/98
                                                                                              ----------        ---------
ASSETS
Current assets:
     Cash (including short-term investments of $12,000 and $0)                                $   54,254           24,883
     Receivables                                                                                 141,091          141,954
     Merchandise inventories                                                                   1,234,502        1,290,708
     Prepaid expenses and other current assets                                                     5,820            4,995
                                                                                               ---------        ---------
               Total current assets                                                            1,435,667        1,462,540
                                                                                               ---------        ---------
Property and equipment, at cost                                                                1,032,531          951,597
     Less accumulated depreciation                                                               415,973          384,630
                                                                                               ---------        ---------
               Net property and equipment                                                        616,558          566,967
                                                                                               ---------        ---------
Excess of cost over net assets acquired, less
     accumulated amortization                                                                    132,616          123,962
Favorable lease interests, less accumulated amortization                                          71,804           82,918
Deferred income taxes                                                                             34,119           34,119
Due from affiliates                                                                              520,082          292,162
Other assets                                                                                      70,488           57,412
                                                                                               ---------        ---------
                                                                                              $2,881,334        2,620,080
                                                                                               =========        =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Bank debit balances                                                                      $   26,528           53,580
     Current installments of long-term debt                                                       16,898           16,898
     Accounts payable                                                                            319,230          393,195
     Accrued expenses                                                                            374,339          367,965
                                                                                               ---------        ---------
               Total current liabilities                                                         736,995          831,638
                                                                                               ---------        ---------
Other noncurrent liabilities                                                                     144,524          141,895
Long-term debt, excluding current installments                                                   222,859          223,931
Intercompany loan payable to J. C. Penney Company, Inc.                                        1,440,000        1,155,000
Stockholder's equity:
     Voting common stock of $.01 par value.
          Authorized 1,000 shares; issued 100                                                          -                -
     Capital in excess of par value                                                              321,254          321,254
     Retained equity (deficit)                                                                    15,702          (53,638)
                                                                                               ---------        ---------
               Total stockholder's equity                                                        336,956          267,616
                                                                                               ---------        ---------
                                                                                              $2,881,334        2,620,080
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
                                 (IN THOUSANDS)

                                                                                           Twenty-Six       Twenty-Five
                                                            Thirteen Weeks Ended           Weeks Ended      Weeks Ended
                                                          -------------------------         ---------        ---------
                                                            8/1/98         7/26/97           8/1/98           7/26/97
                                                          ---------       ---------         ---------        ---------

Sales and other operating revenue                        $1,638,594       1,427,782         3,375,440        2,809,420
                                                          ---------       ---------         ---------        ---------
Costs and expenses:
     Cost of sales, including store
          occupancy, warehousing and
          delivery expense                                1,275,244       1,111,794          2,616,409       2,181,902
     Operating and administrative expenses                  299,965         250,100            602,359         480,199
                                                          ---------       ---------          ---------       ---------
                Earnings before interest expense             63,385          65,888            156,672         147,319
Interest expense:
     Interest expense on intercompany loan
          with J. C. Penney Company, Inc.                    17,418          11,035             35,018          18,587
     Interest expense, net                                    4,633           5,223              9,553           9,447
     Amortization of original issue discount
          and deferred debt expenses                            132             134                263             269
                                                          ---------       ---------          ---------       ---------
               Total interest expense                        22,183          16,392             44,834          28,303
                                                          ---------       ---------          ---------       ---------
               Earnings before income taxes                  41,202          49,496            111,838         119,016
Income tax expense                                           15,657          14,849             42,499          36,116
                                                          ---------       ---------          ---------       ---------
Net earnings                                             $   25,545          34,647             69,339          82,900
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
                                 (IN THOUSANDS)

                                                                                       Twenty-Six Weeks     Twenty-Five Weeks
                                                                                         Ended 8/1/98         Ended 7/26/97
                                                                                       ----------------     -----------------

Cash flows from operating activities:
     Net earnings                                                                         $  69,339                82,900
     Adjustments to  reconcile  net  earnings to net cash  provided by operating activities:
               Depreciation and amortization                                                 54,454                48,905
               Amortization of original issue discount
                    and deferred debt expenses                                                  263                   269
               Decrease (increase) in receivables, merchandise
                    inventories and prepaid expenses                                         60,821               (36,930)
               (Decrease) increase in accounts payable and accrued expenses                 (62,729)               41,572
               Increase in due from affiliate                                              (227,919)             (135,457)
                                                                                           --------              --------
                        Net cash provided by (used in) operating activities                (105,771)                1,259
                                                                                           --------              --------
Cash flows from investing activities:
     Additions to property, plant and equipment                                             (97,510)              (66,503)
     Sale of property, plant and equipment                                                    7,816                 2,712
     Acquisition of certain drugstore assets                                                (16,037)              (78,050)
     Other                                                                                  (16,003)                8,165
                                                                                           --------              --------
                        Net cash used in investing activities                              (121,734)             (133,676)
                                                                                           --------              --------
Cash flows from financing activities:
     (Decrease) increase  in bank debit balances                                            (27,052)               13,034
     Additions to long-term debt                                                                  -                    22
     Reductions of long-term debt                                                            (1,072)              (32,854)
     Net additions under intercompany note to J. C. Penney Company, Inc.                    285,000               180,000
     Redemption of 9.25% Senior Subordinated Notes                                                -                (1,327)
                                                                                           --------              --------
                        Net cash provided by financing activities                           256,876               158,875
                                                                                           --------              --------
Net increase in cash and short-term investments                                              29,371                26,458
Cash and short-term investments at beginning of period                                       24,883                71,874
                                                                                           --------              --------
Cash and short-term investments at end of period                                          $  54,254                98,332
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

Note 2.
-------
The interim condensed consolidated financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K405 for the 52 weeks ended January 31, 1998. The results of operations of the periods indicated should not be considered as necessarily indicative of operations for the full year. The Company also manages approximately 850 drugstores which are indirectly wholly-owned by JCPenney and operated under the Eckerd name. A management fee which is netted against operating and administrative expenses totaling $20,372 and $18,873 for the twenty-six and twenty-five week periods ended August 1, 1998 and July 26, 1997, respectively, has been charged to affiliates. In addition, for the twenty-five week period ended July 26, 1997, $19,586 of certain business integration expenses were charged to affiliates. The results of the managed stores are not included in the financial results of the Company. Prior to the acquisition, Old Company's fiscal year ended the Saturday closest to January 31st each year. In order to make its fiscal year end conform to that of JCPenney, the Company changed its fiscal year end to the last Saturday in January of each year. Accordingly, to conform to the JCPenney fiscal calendar, the first quarter of fiscal year 1997 consisted of twelve weeks ended April 26, 1997 and the second quarter consisted of thirteen weeks ended July 26, 1997 with a year-to-date total of twenty-five weeks ended July 26, 1997.

Note 3.
-------
Substantially all inventories are determined on a last-in, first-out (LIFO) cost basis. At August 1, 1998 and January 31, 1998, inventories would have been greater by approximately $140,400 and $128,900, respectively, if inventories were valued on a first-in, first-out (FIFO) cost basis. Since LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial statements. The cost of merchandise sold is calculated on an estimated basis and adjusted based on inventories taken during the fiscal year.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following narrative analysis of the Company's results of operations is presented pursuant to the reduced disclosure format provided for in General Instruction H to Form 10-Q.

                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                                           (In Thousands)

                                                          Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                       --------------------------         ----------------------------
                                                         8/1/98          7/26/97            8/1/98            7/26/97
                                                       ---------        ---------         ---------          ---------

Sales and other operating revenue                     $1,638,594        1,427,782         3,375,440          2,917,086
Costs of sales                                         1,275,244        1,111,794         2,616,409          2,266,143
Operating and administrative expenses                    299,965          250,100           602,359            498,546
                                                       ---------        ---------         ---------          ---------
Operating earnings                                        63,385           65,888           156,672            152,397
Total interest expense                                    22,183           16,392            44,834             29,311
                                                       ---------        ---------         ---------          ---------
Earnings before income taxes                              41,202           49,496           111,838            123,086
Income tax expense                                        15,657           14,849            42,499             36,922
                                                       ---------        ---------         ---------          ---------
Net earnings                                          $   25,545           34,647            69,339             86,164
                                                       =========        =========         =========          =========

For comparative purposes only, the above Condensed Consolidated Statements of Earnings and the following analysis of results of operations compares the thirteen and twenty-six weeks ended August 1, 1998 to the thirteen and twenty-six weeks ended July 26, 1997. As noted previously, as a result of the change by the Company of its fiscal year, Item 1 Financial Information for 1997 is presented for the thirteen and twenty-five weeks ended July 26, 1997.

Sales and other operating revenue for the second quarter and twenty-six weeks ended August 1, 1998 increased 14.8% and 15.7% over the 1997 comparable period to $1.639 billion and $3.375 billion. Sales benefited from significant increases in drugstore prescription sales as well as from increases in non-prescription (front end) sales, increases from acquired Virginia drugstores, and increased sales in relocated freestanding stores. Comparable drugstore sales (stores open one year or more) increased 10.5% and 9.9% for the second quarter and twenty-six week periods compared to a 9.3% and 8.6% increase in the respective 1997 periods. The increases in comparable drugstore sales were primarily attributable to the increase in sales of prescription drugs as well as increased sales of non-prescription items in the photo/electronics and health categories.

Prescription sales as a percentage of drugstore sales were 62.1% and 61.0% compared to 57.8% and 57.6% for the comparable second quarter and twenty-six week 1997 periods. The growth in prescription sales was primarily the result of increased managed care prescription sales and prescription sales from the acquired Virginia drugstores. Managed care prescription sales increased to 82.8% and 82.4% of prescription sales compared to 78.7% and 78.5% in 1997. Managed care payors typically negotiate lower prescription prices than those on non-managed care prescriptions, resulting in decreasing gross profit margins on prescription sales. However, contracts with managed care payors generally increase the volume of prescription sales and gross profit dollars.

As a percentage of sales, cost of sales and related expenses were 77.8% and 77.5% for the second quarter and twenty-six weeks ended August 1, 1998 compared to 77.9% and 77.7% for the 1997 comparable periods. During the second quarter, the Company recorded charges to cost of sales of $26.1 million which were incurred related to higher than expected shrinkage rates during the integration process with JCPenney drugstores. Offsetting these losses, the Company received $26.0 million from prescription price litigation settlements in the second quarter. Cost of sales and related expenses are currently benefiting from a slowing in the decline in prescription gross profit margins as well as improvement in front end gross profit margins. The LIFO charge for twenty-six weeks for 1998 was $11.4 million compared to $10.1 million for 1997.

Operating and administrative expenses for the second quarter (net of $11.7 million and $10.6 million of management fees in 1998 and 1997, respectively, and $9.9 million of business integration costs in 1997 charged to affiliates), as a percentage of sales was 18.3% compared to 17.5% in 1997. Operating and administrative expenses for twenty-six weeks (net of $20.4 million of management fees in both 1998 and 1997, respectively, and $19.6 million of business integration costs in 1997 charged to affiliates), as a percentage of sales was 17.8% compared to 17.1% in 1997. The increase for both the second quarter and twenty-six weeks as a percentage of sales resulted primarily from increased costs as a percentage of sales in such expense categories as information technology, including Year 2000 costs, depreciation, insurance and advertising expenses.

Total interest expense for the 1998 second quarter and twenty-six weeks increased 35.3% and 53.0% over 1997 to $22.2 million and $44.8 million, including $17.4 million and $35.0 million of interest expense from intercompany loans with JCPenney. The increase was due to higher average borrowings during the twenty-six weeks and higher interest rates in the first quarter compared to 1997.

Operating earnings for the second quarter decreased to $63.4 million from $65.9 million in 1997 and for twenty-six weeks increased to $156.7 million from $152.4 million for the comparable period in 1997. Earnings before income taxes for the second quarter and twenty-six weeks decreased to $41.2 million and $111.8 million from $49.5 million and $123.1 million for the comparable periods last year.

Income tax expense for the 1998 second quarter and twenty-six weeks were $15.7 million and $42.5 million (38%) compared to $14.8 million and $36.9 million (30%) in 1997. Income tax expense in both periods represent federal and state income taxes. In addition, the 1997 periods included the use of alternative minimum tax credits and other tax credit carryforwards.

Year 2000

The Year 2000 issue exists because many computer systems store and process dates using only the last two digits of the year. Such systems, if not changed, may interpret "00" as "1900" instead of the year "2000". The Company has been working to identify and address Year 2000 issues since the later part of 1996. The scope of this effort includes internally developed information technology systems, purchased and leased software, embedded systems, and electronic data interchange transaction processing.

During the first quarter of 1997, the Company formed a Year 2000 task force to provide guidance to the Company's operating and support departments and to monitor the progress of efforts to address Year 2000 issues.The Company has also consulted with various third parties, including, but not limited to, outside consultants, outside service providers, infrastructure suppliers, industry groups, and other retail companies and associations to develop industrywide approaches to the Year 2000 issue, to gain insights to problems, and to provide additional perspectives on solutions. It is expected that compliance work will be substantially completed by the end of 1998. Beginning in January 1999, all systems critical to the Company's business will be retested. The Company has also focused on the Year 2000 compliance status of its suppliers, and is participating in a National Retail Federation survey of suppliers and service providers to determine their Year 2000 readiness.

Despite the significant efforts to address Year 2000 concerns, the Company could potentially experience disruptions to some of its operations, including those resulting from noncompliant systems used by third party business and governmental entities. The Company has developed contingency plans to address potential Year 2000 disruptions. These plans include business continuity plans that address accessibility and functionality of Company facilities as well as steps to be taken if an event causes failure of a system critical to the Company's core business activities.

Through August 1, 1998, the Company has incurred approximately $8 million to achieve Year 2000 compliance. The Company's projected cost for Year 2000 remediation including capital expenditures is currently estimated to be $17.5 million. Total costs have not had, and are not expected to have, a material impact on the Company's financial results.

New Accounting Rules

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for quarters beginning after June 15, 1999. The Company has no derivative products.

The American Institute of Certified Public Accountants has issued Statements of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and No. 98-5, "Reporting on the Costs of Start-up Activities." The new accounting rules, which have been adopted, do not have a material impact on the Company.


               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Company's independent public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Auditors' Review Report is presented on page 9 of this report.

                       Independent Auditors' Review Report
                       -----------------------------------

The Board of Directors
Eckerd Corporation:

We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries (a wholly-owned subsidiary of J. C. Penney Company, Inc.) as of August 1, 1998, and the related condensed consolidated statements of earnings and cash flows for the thirteen and twenty-six weeks ended August 1, 1998 and the thirteen and twenty-five weeks ended July 26, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

September 15, 1998

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 Amended and Restated Systems Operations Services Agreement dated as of March 23, 1998 between the Company and IBM Global Services US Division of International Business Machines Corporation.

    15.1  Letter re unaudited interim financial information.

    27    Financial Data Schedule.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the thirteen weeks ended August 1, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        ECKERD CORPORATION
                                                          (Registrant)
September 15,  1998
                                                       /s/ Samuel G. Wright
                                                      ---------------------
                                                         Samuel G. Wright
                                                    Executive Vice President/
                                                     Chief Financial Officer
                                                 (Principal Accounting Officer)

                                  Exhibit Index

                               Eckerd Corporation
                                    Form 10-Q


Exhibit No.             Description of Exhibit
-----------             ----------------------

   10.1 Amended and Restated Systems Operations Services Agreement dated as of March 23, 1998 between the Company and IBM Global Services US Division of International Business Machines Corporation.

   15.1                 Letter re unaudited interim financial information

   27                   Financial Data Schedule

