Form 10-Q
period 1998-10-31
ECKERD CORP
filed 1998-12-15
CIK 31364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Thirty-Nine Weeks Ended October 31, 1998

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

As of November 30, 1998 the registrant had 100 shares of common stock outstanding.

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
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                               Unaudited         Audited
                                                                                                10/31/98         1/31/98
                                                                                               ---------        ---------
ASSETS
Current assets:
     Cash (including short-term investments of $57,500 and $0)                                $  188,640           24,883
     Receivables                                                                                 258,590          141,954
     Merchandise inventories                                                                   1,303,491        1,290,708
     Prepaid expenses and other current assets                                                     7,751            4,995
                                                                                               ---------        ---------
               Total current assets                                                            1,758,472        1,462,540
                                                                                               ---------        ---------
Property and equipment, at cost                                                                1,068,440          951,597
     Less accumulated depreciation                                                               434,629          384,630
                                                                                               ---------        ---------
               Net property and equipment                                                        633,811          566,967
                                                                                               ---------        ---------
Excess of cost over net assets acquired, less
     accumulated amortization                                                                    136,628          123,962
Favorable lease interests, less accumulated amortization                                          66,392           82,918
Deferred income taxes                                                                             34,119           34,119
Due from affiliates                                                                              517,866          292,162
Other assets                                                                                      67,868           57,412
                                                                                               ---------        ---------
                                                                                              $3,215,156        2,620,080
                                                                                               =========        =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Bank debit balances                                                                      $   12,566           53,580
     Current installments of long-term debt                                                        1,419           16,898
     Accounts payable                                                                            499,946          393,195
     Accrued expenses                                                                            423,657          367,965
                                                                                               ---------        ---------
               Total current liabilities                                                         937,588          831,638
                                                                                               ---------        ---------
Other noncurrent liabilities                                                                     142,076          141,895
Long-term debt, excluding current installments                                                   224,177          223,931
Intercompany loan payable to J. C. Penney Company, Inc.                                        1,565,000        1,155,000
Stockholder's equity:
     Voting common stock of $.01 par value.
          Authorized 1,000 shares; issued 100                                                          -                -
     Capital in excess of par value                                                              321,254          321,254
     Retained equity (deficit)                                                                    25,061          (53,638)
                                                                                               ---------        ---------
               Total stockholder's equity                                                        346,315          267,616
                                                                                               ---------        ---------
                                                                                              $3,215,156        2,620,080
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
                                 (IN THOUSANDS)

                                                                                          Thirty-Nine      Thirty-Eight
                                                             Thirteen Weeks Ended         Weeks Ended       Weeks Ended
                                                          -------------------------        ---------         ---------
                                                           10/31/98        10/25/97        10/31/98          10/25/97
                                                           --------        --------        ---------         ---------
Sales and other operating revenue                        $1,662,776       1,467,190        5,038,216         4,276,610
                                                          ---------       ---------        ---------         ---------
Costs and expenses:
     Cost of sales, including store
          occupancy, warehousing and
          delivery expense                                1,314,098       1,165,450        3,930,507         3,347,352
     Operating and administrative expenses                  310,157         266,194          912,516           746,393
                                                          ---------       ---------        ---------         ---------
                Earnings before interest expense             38,521          35,546          195,193           182,865
Interest expense:
     Interest expense on intercompany loan
          with J. C. Penney Company, Inc.                    18,984          12,909           54,002            31,496
     Interest expense, net                                    4,312           5,198           13,865            14,645
     Amortization of original issue discount
          and deferred debt expenses                            131             133              394               402
                                                          ---------       ---------        ---------         ---------
               Total interest expense                        23,427          18,240           68,261            46,543
                                                          ---------       ---------        ---------         ---------
               Earnings before income taxes                  15,094          17,306          126,932           136,322
Income tax expense                                            5,735           5,194           48,234            41,310
                                                          ---------       ---------        ---------         ---------
Net earnings                                             $    9,359          12,112           78,698            95,012
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
                                 (IN THOUSANDS)


                                                                                       Thirty-Nine Weeks    Thirty-Eight Weeks
                                                                                        Ended 10/31/98        Ended 10/25/97
                                                                                        --------------        --------------

Cash flows from operating activities:
     Net earnings                                                                          $ 78,698                95,012
     Adjustments to  reconcile  net  earnings to net cash  provided by operating activities:
               Depreciation and amortization                                                 84,403                74,917
               Amortization of original issue discount
                    and deferred debt expenses                                                  394                   402
               Increase in receivables, merchandise
                    inventories and prepaid expenses                                        (49,218)             (253,474)
               Increase in accounts payable and accrued expenses                            166,887                77,743
               Increase in due from affiliate                                              (225,700)             (290,822)
                                                                                           --------              --------
                        Net cash provided by (used in) operating activities                  55,464              (296,222)
                                                                                           --------              --------
Cash flows from investing activities:
     Additions to property, plant and equipment                                            (135,822)             (115,967)
     Sale of property, plant and equipment                                                    7,816                 4,809
     Acquisition of certain drugstore assets                                                (18,647)              (84,618)
     Other                                                                                  (20,427)               (2,431)
                                                                                           --------              --------
                        Net cash used in investing activities                              (167,080)             (198,207)
                                                                                           --------              --------
Cash flows from financing activities:
     Decrease  in bank debit balances                                                       (41,014)              (38,763)
     Additions to long-term debt                                                                  -                    22
     Reductions of long-term debt                                                           (15,233)              (34,543)
     Net additions under intercompany note to J. C. Penney Company, Inc.                    410,000               535,000
     Redemption of 9.25% Senior Subordinated Notes                                                -                (1,327)
     Termination of sales of receivables program                                            (78,380)                    -
                                                                                           --------              --------
                        Net cash provided by financing activities                           275,373               460,389
                                                                                           --------              --------
Net increase (decrease) in cash and short-term investments                                  163,757               (34,040)
Cash and short-term investments at beginning of period                                       24,883                71,874
                                                                                           --------              --------
Cash and short-term investments at end of period                                          $ 188,640                37,834
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
--------
The interim condensed consolidated financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K405 for the 52 weeks ended January 31, 1998. The results of operations of the periods indicated should not be considered as necessarily indicative of operations for the full year. The Company also manages approximately 850 drugstores which are indirectly wholly-owned by JCPenney and operated under the Eckerd name. A management fee which is netted against operating and administrative expenses totaling $33,194 and $29,046 for the thirty-nine and thirty-eight week periods ended October 31, 1998 and October 25, 1997, respectively, has been charged to affiliates. In addition, for the thirty-eight week period ended October 25, 1997, $19,586 of certain business integration expenses were charged to affiliates. The results of the managed stores are not included in the financial results of the Company. Prior to the acquisition, Old Company's fiscal year ended the Saturday closest to January 31st each year. In order to make its fiscal year end conform to that of JCPenney, the Company changed its fiscal year end to the last Saturday in January of each year. Accordingly, to conform to the JCPenney fiscal calendar, the first quarter of fiscal year 1997 consisted of twelve weeks ended April 26, 1997, the second quarter consisted of thirteen weeks ended July 26, 1997, the third quarter consisted of thirteen weeks ended October 25, 1997 with a year-to-date total of thirty-eight weeks ended October 25, 1997.

Note 3.
-------
Substantially all inventories are determined on a last-in, first-out (LIFO) cost basis. At October 31, 1998 and January 31, 1998, inventories would have been greater by approximately $147,300 and $128,900, respectively, if inventories were valued on a first-in, first-out (FIFO) cost basis. Since LIFO inventory costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial statements. The cost of merchandise sold is calculated on an estimated basis and adjusted based on inventories taken during the fiscal year.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The following narrative analysis of the Company's results of operations is presented pursuant to the reduced disclosure format provided for in General Instruction H to Form 10-Q.

                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             (Unaudited)
                                           (In Thousands)

                                                          Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                      ---------------------------        -----------------------------
                                                       10/31/98         10/25/97          10/31/98           10/25/97
                                                      ----------       ----------        ----------         ----------

Sales and other operating revenue                     $1,662,776        1,467,190         5,038,216          4,384,276
Costs of sales                                         1,314,098        1,165,450         3,930,507          3,431,593
Operating and administrative expenses                    310,157          266,194           912,516            764,740
                                                       ---------        ---------         ---------          ---------
Operating earnings                                        38,521           35,546           195,193            187,943
Total interest expense                                    23,427           18,240            68,261             47,551
                                                       ---------        ---------         ---------          ---------
Earnings before income taxes                              15,094           17,306           126,932            140,392
Income tax expense                                         5,735            5,194            48,234             42,116
                                                       ---------        ---------         ---------          ---------
Net earnings                                          $    9,359           12,112            78,698             98,276
                                                       =========        =========         =========          =========

For comparative purposes only, the above Condensed Consolidated Statements of Earnings and the following analysis of results of operations compares the thirteen and thirty-nine weeks ended October 31, 1998 to the thirteen and thirty-nine weeks ended October 25, 1997. As noted previously, as a result of the change by the Company of its fiscal year, Item 1 Financial Information for 1997 is presented for the thirteen and thirty-eight weeks ended October 25, 1997.

Sales and other operating revenue for the third quarter and thirty-nine weeks ended October 31, 1998 increased 13.3% and 14.9% over the 1997 comparable period to $1.663 billion and $5.038 billion. Sales benefited from significant increases in drugstore prescription sales as well as from increases in non-prescription (front end) sales, increased sales in relocated freestanding stores and increases in the first and second quarters from acquired Virginia drugstores purchased in June 1997. Comparable drugstore sales (stores open one year or more) increased 11.5% and 10.5% for the third quarter and thirty-nine week periods compared to a 8.6% and 8.6% increase in the respective 1997 periods. The increases in comparable drugstore sales were primarily attributable to the increase in sales of prescription drugs as well as increased sales of non-prescription items in the photo/electronics and health categories.

Prescription sales as a percentage of drugstore sales were 62.8% and 61.6% compared to 59.9% and 58.6% for the comparable third quarter and thirty-nine week 1997 periods. The growth in prescription sales was primarily the result of increased managed care prescription sales and prescription sales in the first and second quarters from the acquired Virginia drugstores. Managed care prescription sales increased to 84.1% and 83.0% of prescription sales compared to 80.9% and 79.3% for the comparable third quarter and thirty-nine week periods in 1997. Managed care payors typically negotiate lower prescription prices than those on non-managed care prescriptions, resulting in decreasing gross profit margins on prescription sales. However, contracts with managed care payors generally increase the volume of prescription sales and gross profit dollars.

As a percentage of sales, cost of sales and related expenses were 79.0% and 78.0% for the third quarter and thirty-nine weeks ended October 31, 1998 compared to 79.4% and 78.3% for the 1997 comparable periods. Cost of sales and related expenses are currently benefiting from improvement in front end gross profit margins while prescription gross profit margins are flat compared to 1997. The LIFO charge for thirty-nine weeks for 1998 was $18.4 million compared to $15.2 million for 1997. During the second quarter, the Company recorded charges to cost of sales of $26.1 million which were incurred related to higher than expected shrinkage rates during the drugstore integration process. Offsetting these losses, the Company received $26.0 million from prescription price litigation settlements in the second quarter.

Operating and administrative expenses for the third quarter (net of $12.8 million and $10.2 million of management fees in 1998 and 1997, respectively), as a percentage of sales was 18.7% compared to 18.2% in 1997. Operating and administrative expenses for thirty-nine weeks (net of $33.2 million and $30.5 million of management fees in both 1998 and 1997, respectively, and $19.6 million of business integration costs in 1997 charged to affiliates), as a percentage of sales was 18.1% compared to 17.4% in 1997. The increase for both the third quarter and thirty-nine weeks as a percentage of sales resulted primarily from increased costs as a percentage of sales in such expense categories as information technology, including Year 2000 costs, depreciation, insurance and advertising expenses.

Total interest expense for the 1998 third quarter and thirty-nine weeks increased 28.4% and 43.6% over 1997 to $23.4 million and $68.3 million, including $19.0 million and $54.0 million of interest expense from intercompany loans with JCPenney. The increase was due to higher average borrowings during the thirty-nine weeks and higher interest rates in the first quarter compared to 1997.

Operating earnings for the third quarter increased to $38.5 million from $35.5 million in 1997 and for the thirty-nine weeks increased to $195.2 million from $187.9 million for the comparable period in 1997. Earnings before income taxes for the third quarter and thirty-nine weeks decreased to $15.1 million from $17.3 million and decreased to $126.9 million from $140.4 million for the comparable periods last year.

Income tax expense for the 1998 third quarter and thirty-nine weeks were $5.7 million and $48.2 million (38%) compared to $5.2 million and $42.1 million (30%) in 1997. Income tax expense in both periods represent federal and state income taxes. The 1997 periods included the use of alternative minimum tax credits and other tax credit carryforwards.

Year 2000
The Year 2000 issue exists because many computer systems store and process dates using only the last two digits of the year. Such systems, if not changed, may interpret "00" as "1900" instead of the year "2000". The Company has been working to identify and address Year 2000 issues since the latter part of 1996. The scope of this effort includes internally developed information technology systems, purchased and leased software, embedded systems, and electronic data interchange transaction processing.

During the first quarter of 1997, the Company formed a Year 2000 task force to provide guidance to the Company's operating and support departments and to monitor the progress of efforts to address Year 2000 issues. The Company has also consulted with various third parties, including, but not limited to, outside consultants, outside service providers, infrastructure suppliers, industry groups, and other retail companies and associations to develop industrywide approaches to the Year 2000 issue, to gain insights to problems, and to provide additional perspectives on solutions. It is expected that compliance work will be substantially completed by the end of 1998. Beginning in January 1999, all systems critical to the Company's business will be retested. The Company has also focused on the Year 2000 compliance status of its suppliers, and is participating in a National Retail Federation survey of suppliers and service providers to determine their Year 2000 readiness.

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

Through October 31, 1998, the Company has incurred approximately $11 million on a cumulative basis to achieve Year 2000 compliance. The Company's projected cost for Year 2000 remediation including capital expenditures is currently estimated to be $18 million. Total costs have not had, and are not expected to have, a material impact on the Company's financial results.

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

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Company's independent public accountants have made a limited review of the financial information furnished herein in accordance with standards established by the American Institute of Certified Public Accountants. The Independent Auditors' Review is presented on page 9 of this report.

                       Independent Auditors' Review Report
                       -----------------------------------

The Board of Directors
Eckerd Corporation:

We have reviewed the condensed consolidated balance sheet of Eckerd Corporation and subsidiaries (a wholly-owned subsidiary of J.C. Penney Company, Inc.) as of October 31, 1998, and the related condensed consolidated statements of earnings and cash flows for the thirteen and thirty-nine weeks ended October 31, 1998 and the thirteen and thirty-eight weeks ended October 25, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Eckerd Corporation and subsidiaries (a wholly-owned subsidiary of J.C. Penney Company, Inc.) as of January 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/  KPMG PEAT MARWICK LLP

December 14, 1998

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

As reported in that Form 10-K405, on February 4, 1998, a civil complaint was filed jointly in federal court in Tampa, Florida by the Florida Attorney General, the U.S. Department of Justice, and the U.S. Attorney's Office for the Middle District of Florida relating to the partial filling of prescriptions. The Company filed a Motion to Dismiss and to Strike. On September 20, 1998, the court granted the Company's Motion to Dismiss the plaintiffs' claims for unjust enrichment and payment by mistake of fact and denied its Motion to Dismiss the plaintiffs' claims under the Florida and federal False Claims Acts and for breach of contract. The Company's Motion to Strike was denied on grounds of mootness in light of the court's ruling on the Motion to Dismiss. On October 22, 1998 the Company filed an Answer and Counterclaim to the plaintiffs' complaint. The Answer denied the plaintiffs' substantive allegations, raised several affirmative defenses to the plaintiffs' claims and counterclaimed against the State of Florida for breach of contract for failing to pay amounts owed to the Company for prescriptions delivered to beneficiaries of the State of Florida. The Company expects discovery in the lawsuit to begin in the first quarter of 1999.

The Company's Form 10-K405 also reported that a purported class action entitled Board of Trustees of the Carpenters & Milwrights of Houston & Vicinity Welfare Trust Fund v. Eckerd Corporation was filed on April 22, 1998 in the U.S. District Court for the Eastern District of Texas, Texarkana Division. The Company filed a Motion to Dismiss the lawsuit. On November 12, 1998 the court denied the Company's Motion to Dismiss and ordered the plaintiffs to replead their claim to comport with the formal requirements of the RICO Act.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    10 Eckerd Corporation Loan Agreement, dated as of September 28, 1998, between J.C. Penney Company, Inc., as Lender and Eckerd Corporation, as Borrower (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 31, 1998 of J.C. Penney Company, Inc., SEC File No. 1-777).

    15.1 Letter re unaudited interim financial information.

    27   Financial Data Schedule.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the thirteen weeks ended October 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         ECKERD CORPORATION
                                                            (Registrant)
December 15, 1998
                                                        /s/ Samuel G. Wright
                                                       ---------------------
                                                         Samuel G. Wright
                                                    Executive Vice President/
                                                     Chief Financial Officer
                                                 (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------

                               Eckerd Corporation
                                    Form 10-Q


Exhibit No.           Description of Exhibit
-----------           ----------------------

   10 Eckerd Corporation Loan Agreement, dated as of September 28, 1998, between J.C. Penney Company, Inc., as Lender and Eckerd Corporation, as Borrower (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 31, 1998 of J.C. Penney Company, Inc., SEC File No. 1-777).

   15.1               Letter re unaudited interim financial information


   27                 Financial Data Schedule


